Form 10-Q
period 2022-12-31
MariaDB plc
filed 2023-02-13
CIK 1929589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-41571

MariaDB plc

(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Veterans Blvd Redwood City, California	940063
(Address of Principal Executive Offices)	(Zip Code)

(855) 562-7423

Registrant’s telephone number, including area code

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	MRDB	New York Stock Exchange
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	MRDBW	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 6, 2023, there were approximately 66,483,192 shares of the registrant’s common stock outstanding.

SELECTED DEFINITIONS

Unless otherwise stated in this report or the context otherwise requires, reference to:

“Amended Memorandum and Articles of Association” means the constitution of MariaDB plc adopted on December 16, 2022 and comprised of a memorandum of association and articles of association.

“APHC” means Angel Pond Holdings Corporation, a Cayman Islands exempted company and, prior to the consummation of the Business Combination, a special purpose acquisition company.

“APHC Class A Ordinary Shares” means, prior to the Irish Domestication Merger, the Class A fully paid ordinary shares in the capital of APHC, par value $0.0001 each per share, included in the APHC Public Units issued in the APHC IPO.

“APHC Class B Ordinary Shares” means, prior to the Irish Domestication Merger, the Class B fully paid ordinary shares in the capital of APHC, par value $0.0001 each per share.

“APHC IPO” means APHC’s initial public offering, consummated on May 20, 2021, through the sale of 26,551,482 APHC Public Units (including 1,551,482 APHC Public Units sold on July 2, 2021 pursuant to the underwriters’ partial exercise of their over-allotment option) at $10.00 per APHC Public Unit.

“APHC Private Warrants” means the warrants that were issued to the Sponsor in private placement transactions in connection with the APHC IPO on May 20, 2021 and July 2, 2021, each of which was exercisable, at an exercise price of $11.50, for one APHC Class A Ordinary Share, in accordance with its terms.

“APHC Public Units” means the units of APHC sold in the APHC IPO, each consisting of one APHC Class A Ordinary Share and one-third of one APHC Public Warrant.

“APHC Public Warrants” means the warrants included in the APHC Public Units issued in the APHC IPO (including the exercise of the underwriters’ over-allotment option), each of which was exercisable, at an exercise price of $11.50, for one APHC Class A Ordinary Share, in accordance with its terms.

“Business Combination” means Irish Domestication Merger, the Merger and the other transactions contemplated by the Merger Agreement.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Irish Companies Act” means the Companies Act 2014 of Ireland, as amended.

“Irish Domestication Merger” means the merger of Merger Sub with and into APHC, with APHC continuing as the surviving entity and a wholly owned subsidiary of Mangomill, pursuant to the terms and conditions of the Merger Agreement.

“Irish Takeover Rules” means the Irish Takeover Panel Act 1997, Takeover Rules 2022.

“Legacy MariaDB” means MariaDB Corporation Ab, a Finnish private limited liability company.

“Legacy MariaDB Equity Award” means each right of any kind to receive Legacy MariaDB Shares, payments or benefits measured in whole or in part by the value of a number of Legacy MariaDB Shares (including options, performance shares, performance-based units, market stock units, stock appreciation rights, restricted stock, restricted stock units, phantom units, deferred stock units and dividend equivalents, but not including any 401(k) plan of Legacy MariaDB) issued and outstanding under the Legacy MariaDB’s equity incentive plans prior to the Merger.

“Legacy MariaDB Ordinary Shares” means the common shares of Legacy MariaDB.

“Legacy MariaDB Preferred Shares” means, collectively, the Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, and Series D Preferred Share of Legacy MariaDB.

“Legacy MariaDB Shares” means, collectively, the Legacy MariaDB Ordinary Shares and Legacy MariaDB Preferred Shares.

“Lock-Up Agreement” means the Lock-Up Agreement dated as of December 16, 2022, by and among APHC, the Company, the Sponsor, certain executive officers and directors of Legacy MariaDB and APHC, and certain other equity holders of Legacy MariaDB and APHC, restricting, among other things, the transfer of (i) Ordinary Shares held by such persons or otherwise issued or issuable to such persons in connection with the Irish Domestication Merger or the Merger, (ii) any securities convertible into or exercisable or exchangeable for Ordinary Shares or (iii) any Ordinary Shares issued upon conversion, exercise or exchange of any of the securities described in clause (ii) during the applicable lock-up period.

“Mangomill” or “Irish Holdco” means, prior to the consummation of the Business Combination, Mangomill plc, an Irish public limited company and wholly owned subsidiary of APHC.

“MariaDB,” the “Company,” the “Combined Company,” “we” or “us” means MariaDB plc and its consolidated subsidiaries after giving effect to the consummation of the Business Combination, unless otherwise indicated.

“Merger” means the merger of Legacy MariaDB with and into Mangomill pursuant to the terms and conditions of the Merger Agreement, which was completed on December 16, 2022.

“Merger Agreement” means the Business Combination Agreement, dated as of January 31, 2022, as amended by Amendment No.1 to Business Combination Agreement dated as of December 9, 2022, by and among APHC, Merger Sub, Mangomill and Legacy MariaDB.

“Merger Sub” means Meridian MergerSub Inc., a Cayman Islands exempted company and wholly owned subsidiary of Mangomill.

“NYSE” Means the New York Stock Exchange, on which the Ordinary Shares and Public Warrants are currently listed.

“Ordinary Shares” means the ordinary shares, nominal value $0.01 per share, of MariaDB plc.

“PIPE Investment” means our sale to the PIPE Investors of 1,915,790 Ordinary Shares in exchange for an aggregate purchase price of $18,200,000 in connection with the consummation of the Business Combination.

“PIPE Investors” means the persons that entered into subscription agreements on or prior to the date of the Merger Agreement, pursuant to which such persons agreed to purchase for cash Ordinary Shares pursuant to the PIPE Investment.

“Private Warrants” means the warrants of the Company that, pursuant to the terms and conditions of the Merger Agreement, became exercisable for an aggregate of 7,310,297 Ordinary Shares on the same terms and conditions as the APHC Private Warrants.

“Public Warrants” means the warrants of the Company that, pursuant to the terms and conditions of the Merger Agreement, became exercisable for an aggregate of 8,850,494 Ordinary Shares on the same terms and conditions as the APHC Public Warrants.

“SEC” means the United States Securities and Exchange Commission.

“Securities Act” means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

“Sponsor” means Angel Pond Partners LLC, a Cayman Islands limited liability company and the sponsor of APHC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes expectations, beliefs, projections, estimates, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts and that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  The forward-looking statements included in this report include statements regarding our future financial position and operating results, as well as our strategy, future operations, prospects, plans and objectives of management. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative version of these words or other comparable words or phrases.

These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, strategies, and plans regarding future events and performance and are based on currently available information as to the outcome and timing of future events and performance. We caution you that these forward-looking statements are subject to risks and uncertainties (including those described in our filings with the Securities and Exchange Commission), most of which are difficult to predict and many of which are beyond our control, incident to our operations.

These forward-looking statements are based on information available as of the date of this report. While our management believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and such statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Current expectations, forecasts and assumptions involve a number of risks and uncertainties. Accordingly, forward-looking statements in this report should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern and to secure additional financing needed to meet short-term and long-term liquidity needs;
●	our ability to compete in an increasingly competitive environment;
●	our ability to retain and recruit qualified personnel, including officers (including a chief financial officer), directors and other key personnel (including those with public company experience);
●	our ability to acquire and integrate technologies, personnel, and other assets (including those related to the acquisition of CubeWerx and Sector 42 by Legacy MariaDB);
●	our ability to retain existing customers and their business and attract additional customers and their business;
●	intellectual property, information technology and privacy requirements that may subject us to unanticipated liabilities;
●	our ability to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to manage our operations, including potential growth and expansion of our business operations and building out controls, effectively;

●	our ability to effectively operate as a public company;
●	any regulatory actions or litigation relating to the Business Combination;
●	our ability to maintain the listing of our Ordinary Shares, Public Warrants or other securities on the NYSE;
●	the effects of the ongoing coronavirus (COVID-19) pandemic or other infectious diseases, health epidemics, pandemics, and natural disasters on our business; and
●	the other risks and uncertainties set forth in this report in the section titled “Risk Factors”.

Part I. Financial Information

Item 1. Financial Statements

INDEX TO THE FINANCIAL STATEMENTS

MARIADB PLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of December 31, 2022 and September 30, 2022	8
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended December 30, 2022 and 2021	9
Condensed Consolidated Statements of Convertible Preferred Shares and Stockholders’ Equity (Deficit) for the three months ended December 31, 2022 and 2021	10
Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021	11
Notes to Unaudited Condensed Consolidated Financial Statements	12

MariaDB plc

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	December 31,	September 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$27,875	$4,756
Short-term investments	—	25,999
Accounts receivable, net	25,045	12,154
Prepaids and other current assets	5,906	15,806
Total current assets	58,826	58,715
Property and equipment, net	522	708
Goodwill	7,816	7,535
Intangible assets, net	1,056	1,120
Operating lease right-of-use assets	777	890
Other noncurrent assets	1,738	1,006
Total assets	$70,735	$69,974
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,381	$3,267
Accrued expenses	6,224	8,902
Operating lease liabilities	509	496
Long-term debt, current	16,053	122
Deferred revenue	29,106	26,236
Total current liabilities	58,273	39,023
Long-term debt, net of current	—	14,622
Operating lease liabilities, net of current	303	433
Deferred revenue, net of current	16,578	5,321
Warrant liabilities	6,235	1,749
Deferred tax liability	174	—
Total liabilities	81,563	61,148
Commitments and contingencies (Note 10)
Convertible preferred shares, par value of $0 per share; 0 and 41,883,053 shares issued and outstanding as of December 31, 2022 and September 30, 2022	—	206,969
Stockholders’ equity (deficit):
Ordinary shares, par value of $0.01 per share; 66,483,192 and 13,864,344 shares issued and outstanding as of December 31, 2022 and September 30, 2022	664	—
Additional paid-in-capital	211,465	11,482
Accumulated deficit	(213,362)	(200,320)
Accumulated other comprehensive income (loss)	(9,595)	(9,305)
Total stockholders’ equity (deficit)	(10,828)	(198,143)
Total liabilities, convertible preferred shares and stockholders’ equity (deficit)	$70,735	$69,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended December 31,
	2022	2021
Revenue:
Subscription	$11,277	$9,509
Services	1,528	1,191
Total revenue	12,805	10,700
Cost of revenue:
Subscription	1,590	1,573
Services	1,775	1,336
Total cost of revenue	3,365	2,909
Gross profit	9,440	7,791
Operating expenses:
Research and development	9,473	8,470
Sales and marketing	7,232	6,575
General and administrative	5,503	4,033
Total operating expense	22,208	19,078
Loss from operations	(12,768)	(11,287)
Other (expense) income:
Interest expense	(232)	(721)
Change in fair value of warrant liabilities	1,731	(120)
Other income (expense), net	(1,829)	(39)
Loss before income tax expense	(13,098)	(12,167)
Income tax expense	56	(15)
Net loss	$(13,042)	$(12,182)
Net loss per share attributable to common shares – basic and diluted	$(0.55)	$(1.01)
Weighted-average shares outstanding – basic and diluted	23,912,928	12,072,473
Comprehensive Loss:
Net loss	$(13,042)	$(12,182)
Foreign currency translation adjustment, net of taxes	1,887	604
Amounts reclassified from accumulated other comprehensive income for unrealized gains on available-for-sale debt securities, net of taxes	(2,177)	—
Total comprehensive loss	$(13,332)	$(11,578)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Convertible Preferred Shares and Stockholders’ Equity (Deficit)

(in thousands, except shares amount)

(unaudited)

						Accumulated
						Other		Total
					Additional	Comprehensive		Stockholders’
	Convertible Preferred Shares		Ordinary Shares		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at September 30, 2021	125,343,885	$106,226	51,107,130	$—	$6,440	$(7,477)	$(151,669)	$(152,706)
Recapitalization	(96,744,873)	—	(39,446,303)	117	(117)	—	—	—
Balance at September 30, 2021	28,599,012	106,226	11,660,827	117	6,323	(7,477)	(151,669)	(152,706)
Exercise of share options	—	—	2,203,517	22	923	—	—	945
Share-based compensation	—	—	—	—	129	—	—	129
Other comprehensive income	—	—	—	—	—	604	—	604
Net loss	—	—	—	—	—	—	(12,182)	(12,182)
Balance at December 31, 2021	28,599,012	106,226	13,864,344	139	7,375	(6,873)	(163,851)	(163,210)

Balance at September 30, 2022	183,565,242	206,969	60,764,711	—	11,482	(9,305)	(200,320)	(198,143)
Recapitalization	(141,682,189)	—	(46,900,367)	139	(139)	—	—	—
Balance at September 30, 2022	41,883,053	206,969	13,864,344	139	11,343	(9,305)	(200,320)	(198,143)
Exercise of share options	—	—	844,350	8	176	—	—	184
Issuance of Ordinary Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	539,233	5	(5)	—	—	—
Exercise of Series C - 2020 Preferred Share Warrants	539,627	3,516	—	—	—	—	—	—
Preferred shares conversion	(42,422,680)	(210,485)	42,422,680	424	210,061	—	—	210,485
Issuance of Ordinary Shares upon Business Combination including PIPE financing (net of offering costs of $14.9 million)	—	—	8,812,585	88	(10,726)	—	—	(10,638)
Share-based compensation	—	—	—	—	616	—	—	616
Other comprehensive loss	—	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	—	(13,042)	(13,042)
Balance at December 31, 2022	—	$—	66,483,192	$664	$211,465	$(9,595)	$(213,362)	$(10,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2022	2021
Operating activities:
Net loss	$(13,042)	$(12,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	485	117
Depreciation and amortization	238	143
Non-cash lease expense	120	172
Stock-based compensation	616	129
Change in fair value of warrant liability	(1,731)	120
Loss from disposal of fixed assets	47	—
Amortization of deferred commission	274	236
Non-cash investment income	(925)	—
Foreign currency loss, net	1,332	206
Changes in operating assets and liabilities:
Accounts receivable	(12,041)	2,270
Other current assets	(455)	(265)
Other noncurrent assets	33	(111)
Accounts payable and accrued expenses	(606)	3,789
Operating lease liability	(123)	(161)
Deferred revenue	11,708	(1,034)
Net cash used in operating activities	(14,070)	(6,571)
Investing activities:
Purchases of property and equipment	(5)	(95)
Disposal of bonds	25,948	—
Net cash provided by (used in) investing activities	25,943	(95)
Financing activities:
Proceeds from stock options exercise	184	945
Proceeds from issuance of convertible note	—	5,000
Settlement of warrant liabilities	(427)	—
Proceeds from exercise of warrants	2,867	—
Payment of offering costs related to the Business Combination	(3,569)	—
Proceeds from the Business Combination	10,509	—
Repayment of long-term debt	(135)	(142)
Net cash provided by financing activities	9,429	5,803
Effect of exchange rate changes on cash and cash equivalents	1,817	(244)
Net increase in cash and cash equivalents	23,119	(1,107)
Cash and cash equivalents at beginning of period	4,756	6,907
Cash and cash equivalents at end of period	$27,875	$5,800

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$56	$38
Cash paid for interest	$226	$21

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$—	$3
Issuance of Series C Preferred Shares – Exercise of Warrant Liabilities, Fair Value	$649	$—
Conversion of Convertible Preferred Shares to Ordinary Shares	$210,485	$—
Warrant liabilities assumed in the Business Combination	$7,111	$—
Net assets assumed in the Business Combination	$883	$—
Reclassification of deferred offering costs related to the Business Combination	$9,165	$—
Deferred offering costs related to the Business Combination in accounts payable	$2,185	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MariaDB plc

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Description of Business

Description of Business

Prior to the Business Combination (as described below), MariaDB plc (“MariaDB” or the “Company”) was a Finnish corporation called MariaDB Corporation Ab (“Legacy MariaDB”), which was originally incorporated in Finland in 2010. As part of the Business Combination, the Company became an Irish public limited company that is publicly traded on the New York Stock Exchange (“NYSE”). MariaDB is one of the most popular, general purpose, relational database. The Company’s operations consist of programming, development and sales of software programs, applications and tools related to enterprise database software, including a cloud database-as-a service, and related systems and services. In addition, the Company also provides user support, consultation and training for the software, applications, tools, and systems. The Company is active in development of both open source and closed source software.

The Company is headquartered in Redwood City, California and Dublin, Ireland, with operations also in other locations including Espoo, Finland, and Sofia, Bulgaria. The Company’s fiscal year ends September 30.

Business Combination

On January 31, 2022, the Merger Agreement was signed among Angel Pond Holdings Corporation (“APHC”), a blank check company incorporated as a Cayman Islands exempted company in 2021, Mangomill plc, an Irish public limited company and wholly owned subsidiary of APHC (“Irish Holdco”), Meridian MergerSub Inc., a Cayman Islands exempted company and wholly owned subsidiary of Irish Holdco (“Merger Sub”), and Legacy MariaDB. In connection with the Merger, Merger Sub merged with and into APHC, with APHC continuing as the surviving entity and a wholly owned subsidiary of Irish Holdco (the “Irish Domestication Merger”), and Legacy MariaDB then merged with and into Irish Holdco, with Irish Holdco continuing as the surviving entity (the “Merger”). APHC is in the process of being liquidated. The Irish Domestication Merger, the Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Business Combination”. In connection with the Business Combination, Irish Holdco changed its name to MariaDB plc.

In accordance with the Merger Agreement, certain holders of equity securities of the Legacy MariaDB (the “Equity Holders”) received shares of the Company following the Business Combination. At the time of closing, all outstanding capital shares and stock options of the Legacy MariaDB became similar securities of the Company. All the proceeds from APHC’s trust account available after any redemptions of APHC’s public shares in connection with the closing of the Business Combination and from the related PIPE Investment (as described below), after payment of transaction expenses and deferred underwriting fees, remained on the Company’s balance sheet to fund growth and working capital.

On December 16, 2022 (the “Closing Date”), the Company consummated the closing of the Business Combination.

The transaction was accounted for as a reverse recapitalization with Legacy MariaDB being the accounting acquirer and APHC as the acquired company for accounting purposes. Legacy MariaDB was determined to be the accounting acquirer since Legacy MariaDB’s shareholders prior to the Business Combination had the greatest voting interest in the combined entity, Legacy MariaDB comprised the ongoing operations, had the go-forward senior management, and the Legacy MariaDB shareholders were to control the board of directors and have a majority of the voting power of MariaDB plc. Accordingly, for accounting purposes, the financial statements after the closing of the Business Combination represents a continuation of the financial statements of Legacy MariaDB, with the Business Combination treated as the equivalent of Irish Holdco issuing shares for the net assets of APHC, accompanied by a recapitalization. The net assets of APHC are stated at historical cost, with no goodwill or other intangible assets recorded.

Prior to the Business Combination, APHC Class A Ordinary Shares, APHC Public Units, and APHC Public Warrants were listed on the NYSE under the symbols “POND,” “POND.U,” and “POND WS,” respectively. On December 19, 2022, the Ordinary Shares and Public Warrants (as described below) began trading on the NYSE under the proposed symbols “MRDB” and “MRDB.WS,” respectively. See Note 7 Stockholder’s Equity (Deficit) for additional details.

Certain MariaDB plc Ordinary Shares received as consideration in connection with the Business Combination (or securities convertible into or exchangeable for shares of MariaDB Ordinary Shares) may not be sold or otherwise disposed of or hedged by certain shareholders for a period of 180 days after the Closing Date.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements, including the accounts of MariaDB and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions among the consolidated entities have been eliminated in consolidation.

The interim financial information of the Company and its subsidiaries are unaudited and have been prepared on a consistent basis with the Company’s annual audited financial statements that were included in the Company’s Form 8-K filed on December 22, 2022, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three-month periods are also unaudited. The unaudited condensed consolidated results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results of operations to be expected for the year ending September 30, 2023 or for any other future annual or interim period. The audited consolidated balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed consolidated or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 8-K filed on December 22, 2022.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to avail itself of this exemption and, therefore, for new or revised accounting standards applicable to public companies, the Company will be subject to an extended transition period until those standards would otherwise apply to private companies.

Liquidity and Going Concern

As of December 31, 2022, the Company had an accumulated deficit of $213.4 million and $27.9 million in cash and cash equivalents. The Company is currently seeking financing to avoid any potential shortfall of cash and cash equivalents to fund operations, including capital expenditure requirements for at least 12 months from the date the financial statements were issued. Should sufficient financing not be available to the Company, it will raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s need for additional capital may depend on many factors, including subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the need for necessary technology and operating infrastructure to support the business, the introduction of new and enhanced database features and functionality and the continued market adoption of database solutions. The Company is currently seeking additional equity or debt financings to meet projected working capital, operating, and debt repayment needs for periods after September 30, 2023. However, such financings are subject to market conditions, and are not within the Company’s control, and therefore cannot be deemed probable as adequate capital may not be available to the Company when needed or on acceptable terms. There is no assurance that the Company will be successful in raising additional funds. As a result, the Company has concluded that potentially raising funds does not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include but are not limited to fair value measurement of financial instruments, allowances for credit losses, the incremental borrowing rate related to the Company’s lease liabilities, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, stock-based compensation, revenue recognition and accounting for income taxes. The Company based its assumptions and estimates on parameters available when the consolidated financial statements were prepared. Since future events and their effects cannot be predicted with absolute certainty, actual results could differ from current estimates.

In 2020, the global economy and financial markets had been severely affected by the COVID-19 pandemic. The continuing uncertainty around the outbreak of the COVID-19 pandemic required the use of judgments and estimates in the preparation of the consolidated financial statements for the quarters ended December 31, 2022 and 2021, and the years ended September 30, 2022 and 2021. The future impact of COVID-19 uncertainties could generate, in future reporting periods, a significant impact to the reported amounts of assets, liabilities, revenue and expenses in these and any future consolidated financial statements. Examples of accounting estimates and judgments that may be impacted by the pandemic include, but are not limited to: revenue recognition, impairment of goodwill and intangible assets, allowance for expected credit losses, and tax provisions.

Foreign currency

The functional currency of the Company is the Euro (EUR). The functional currency of the Company’s international subsidiaries is either the EUR or the local currency in which the international subsidiary operates. For the foreign subsidiaries where the functional currency is not the local currency, local currency denominated monetary assets and liabilities are re-measured into the functional currency at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into the functional currency at historical exchange rates. Transaction gains or losses from foreign currency re-measurement and settlements are included in other expense, net in the consolidated statements of operations and comprehensive loss. The Company’s reporting currency is the U.S. dollar. In the consolidated financial statements, the financial information of the Company and its international subsidiaries has been translated into U.S. dollars. The Company uses the exchange rate as of each balance sheet date to translate assets and liabilities and the average exchange rate during the period to translate revenue and expenses into U.S. dollars. Stockholders’ equity (deficit) are translated at historical rate. Translation gains or losses resulting from translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit).

The Company is exposed to fluctuations between the U.S. dollar and the EUR. The change in the value of the EUR relative to the U.S. dollar may affect the Company’s financial results reported in the U.S. dollar terms without giving effect to any underlying changes in its business or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash held in our bank accounts and on hand as well as highly liquid investments with an original maturity of three months or less at acquisition. The Company maintains such investments in immaterial money market funds, which have readily determinable fair values using quoted prices in active markets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. Substantially all of the Company’s cash and cash equivalents are maintained at financial institutions in the United States and Finland. Cash and cash equivalents can exceed amounts insured by the Federal Deposit Insurance Corporation and Deposit Guarantee schemes of up to $250,000 and €100,000, respectively.

Customer credit risk is managed by the business and is subject to the Company’s established policy and procedures relating to customer credit risk management. The credit quality of a customer is assessed based on an extensive credit rating scorecard and individual credit limits are defined in accordance with this assessment. Outstanding customer receivables and contract assets are regularly monitored. The Company evaluates the concentration of risk with respect to trade receivables as low, as its customers are in several geographical regions and industries and operate in largely independent markets.

As of December 31, 2022, one customer accounted for 57.1% of the total balance of accounts receivable. As of September 30, 2022, no one customer accounted for more than 10% of the total balance of accounts receivable. For the three months ended December 31, 2022 and 2021, no customer accounted for more than 10% of the Company’s total revenues.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, as described below, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These include the Black-Scholes option-pricing model which uses inputs such as expected volatility, risk-free interest rate and expected term to determine fair market valuation.

As of September 30, 2022, the Company’s investment securities consisted of $26.0 million in United States (“U.S.”) Treasury Bills, all of which matured by December 31, 2022. During the year ended September 30, 2022, the Company changed the classification of its U.S. Treasury Bills from held-to-maturity to available-for-sale based on its intent to sell the securities. The Company’s available-for-sale marketable securities are recorded at fair value. Any unrealized gains or losses are recorded in accumulated other comprehensive income within the consolidated balance sheet. Any realized gains and losses are recorded as a part of other expense, net in the consolidated statements of operations and comprehensive loss in accordance with ASC 320 “Investments – Debt and Equity Security.” The total proceeds received from sales of available-for-sale securities during the quarterly period ended December 31, 2022 was $25.9 million. The total realized gain during the quarterly period ended December 31, 2022 was $0.9 million, including amounts reclassified from accumulated other comprehensive income.

The Company considers all investments with original maturities of greater than three months and less than 12 months to be short-term investments.

There were no available-for-sale-securities outstanding as of December 31, 2022.

The fair value of available-for-sale securities outstanding as of September 30, 2022 is as follows (in thousands):

Effect of
		Gross	Gross	Foreign
	Amortized	Unrealized	Unrealized	Currency
	Cost	Gains	Losses	Translation	Fair Value
U.S. Treasury Bills	$25,962	$2,177	$—	$(2,140)	$25,999

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification at each reporting date. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain assets or liabilities within the fair value hierarchy. The Company did not have any transfers of assets and liabilities between the levels of the fair value measurement hierarchy during the years presented.

As of December 31, 2022 and September 30, 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue) approximate fair value due to the short-term nature of such items. The money market funds within cash equivalents and available-for-sale securities are classified within Level 1 of the hierarchy as the values are derived from quoted prices in active markets.

The Company’s warrants are recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and these inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. As a result, the Company classifies the Public Warrants (as defined in Note 6) as level 1, the Private Warrants (as defined in Note 6) as level 2, and the Kreos Rollover Warrants (as defined in Note 6) as level 3, within the fair value hierarchy. Refer to Note 6 Warrants for further details on the valuation inputs.

We have not elected the fair value option as prescribed by ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities, for our financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, Fair Value Measurements and Disclosures, material financial assets and liabilities not carried at fair value, such as our long-term debt and accounts receivable and payable, are reported at their carrying values.

Accounts Receivable, Net

Accounts receivable is recognized if and when an amount of consideration is due from a customer and is unconditional (i.e., only the passage of time is required before payment of the consideration is due). Accounts receivable are non-interest bearing and are generally on terms of 30 to 90 days. Generally, trade receivables are written-off if past due for more than 12 months and are not subject to enforcement activity. Accounts receivable presented on the consolidated balance sheets are adjusted for any write-offs and net of allowance for credit losses. An analysis is performed at each reporting date using a provision matrix to measure expected credit losses. The Company applies a simplified approach in calculating current expected credit losses (CECL). Therefore, the Company does not track changes in credit risk, but instead recognizes a loss allowance based on lifetime CECLs at each reporting date. The Company has established a provision matrix that is based on the Company’s historical observed default rates. The Company will calibrate the historical credit loss experience, adjusted for forward-looking factors specific to the debtors and the economic environment. The Company’s estimates of the allowance for credit losses may not be indicative of the Company’s actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.

The following table presents the changes in the allowance for credit losses:

	December 31,	September 30,
	2022	2022

	(in thousands)
Balance, beginning of year	$642	$394
Add: provision for credit losses	485	400
Less: write-offs, net of recoveries	(4)	(94)
Foreign currency translation	38	(58)
Balance, end of year	$1,161	$642

Prepaids and Other Current Assets

Prepaid expenses and other current assets totaled $5.9 million and $15.8 million as of December 31, 2022 and September 30, 2022, respectively. Prepaid expenses totaled $3.4 million and $13.5 million as of December 31, 2022 and September 30, 2022, respectively. Prepaid expenses as of December 31, 2022 were primarily related to payments made to third parties in the ordinary course of business. As of September 30, 2022, prepaid expenses were primarily related to deferred equity issuance costs in anticipation of the Business Combination, which were reclassified to equity during the quarter ended December 31, 2022. Other current assets primarily consisted of deferred commission totaling $1.8 million as of December 31, 2022 and September 30, 2022. Other receivables totaled $0.7 million and $0.5 million as of December 31, 2022 and September 30, 2022, respectively.

Warrant Liabilities

As discussed in Note 6 Warrants, the Legacy MariaDB preferred share warrants were either settled or converted into Ordinary Share warrants through the Business Combination (referred to as the “Legacy MariaDB Warrants”). Further, as discussed in Note 6 Warrants, the Company assumed Private Warrants and Public Warrants through the Business Combination. The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because these warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability.

The warrants are measured at fair value on a recurring basis. The Company estimates the fair value of the Legacy MariaDB Warrants using the Black-Scholes option pricing model and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. The Company estimates the fair value of the Public Warrants based on the observable market quote in an active market under the ticker MRDB.WS. As the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. The Company continues to adjust the liability for changes in fair value until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered a liability.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) who is the Company’s chief executive officer, in deciding how to allocate resources and assess our financial and operational performance. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated and aggregated basis. Accordingly, the Company has determined that it operates in one operating and reportable segment.

Stock-Based Compensation

Employees (including senior executives) of the Company have been granted share-based payments in the form of stock options.

Stock-based compensation costs are calculated based on the fair value of the share-based award on the date the grant is made using the Black-Scholes option-pricing model for stock options and recognized as compensation expense in the accompanying consolidated statement of operations and comprehensive loss on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the fair value of Ordinary Shares, share price volatility, and expected term, which impact the fair value estimated and the expense that will be recognized.

Legacy MariaDB granted options to its employees, members of the board as well as some advisors under the following plans, collectively (the “Legacy Plans”):

●	Summer Share Option Plan 2022 USA
●	Global Share Option Plan 2017
●	Global Share Option Plan 2017 USA
●	Global Share Option Plan 2014 Europe
●	Global Share Option Plan 2014 USA
●	Global Share Option Plan 2012 Europe
●	Global Share Option Plan 2012 USA
●	Global Share Option Plan 2012 France
●	Global Share Option Plan 2010 Europe
●	Global Share Option Plan 2010 USA
●	Global Share Option Plan 2010 France

In connection with the Business Combination, the equity awards issued and outstanding under the Legacy Plans listed above (each, a “Legacy MariaDB Equity Award”) were automatically converted into an equity award to be settled in MariaDB plc Ordinary Shares generally on the same terms and conditions as were applicable to such Legacy MariaDB Equity Award immediately prior to the Business Combination.

On December 18, 2022, MariaDB plc approved and adopted a new plan, the MariaDB plc 2022 Equity Incentive Plan, which became effective immediately as of closing of the Business Combination on December 16, 2022 as described in Note 8 Stock-based Compensation. The type of awards permitted under the new plan include stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock unit awards, performance awards and other stock awards. As of December 31, 2022, stock options are the only type of share-based payment that has been granted under the Company’s plans.

Significant Accounting Policies

The accounting policies used in the preparation of these unaudited condensed consolidated financial statements are the same as those disclosed in the audited consolidated financial statements and related notes for the year ended September 30, 2022, included in the Company’s Form 8-K filed on December 22, 2022.

Recent Accounting Updates

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”). ASU’s not listed below were assessed and determined not to be applicable or are expected to have minimal impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Updates

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes.” This guidance, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the first interim period that includes the enactment date of the new legislation, aligning the timing of recognition of the effects from enacted tax law changes on the effective income tax rate with the effects on deferred income tax assets and liabilities. Under existing guidance, an entity recognizes the effects of the enacted tax law change on the effective income tax rate in the period that includes the effective date of the tax law. ASU 2019-12 is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this standard on October 1, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)”, which clarifies and reduces diversity in an issuer’s accounting for a modification or an exchange of a freestanding equity-classified written call option that remains equity being classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. This will be effective for fiscal years beginning after December 15, 2021, and interim periods within those years. Early application is permitted, including application in an interim period as of the beginning of the fiscal year that includes that interim period. The ASU should be applied prospectively. The Company adopted this standard on October 1, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

Recent Accounting Updates Not Yet Effective

In October 2021, the FASB issued Accounting Standards Update No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity (acquirer) to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. This update is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the expected impact the standard will have on its consolidated financial statements.

Note 3. Revenue

Disaggregation of Revenue

The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets and subscription product types.

The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

The Company’s subscription types are disaggregated between cloud related and other subscription types. In the first quarter of fiscal year 2023, management re-evaluated its disaggregation of revenue and the Company updated its presentation of subscription product types to provide a more transparent view of management’s evaluation of financial performance that depicts the composition of revenue from customer contracts. The Company has updated all periods presented below to reflect this change in presentation. The change to revenue disaggregation had no impact to the Company’s unaudited condensed consolidated financial statements.

The following table summarizes the disaggregation of our revenue by geography for the three months ended December 31, 2022 and 2021, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of reportable segments:

	Three Months Ended December 31,
	2022	2021

	(in thousands)
EMEA	$4,649	$3,953
Americas	5,963	5,095
APAC	2,193	1,652
Total revenue	$12,805	$10,700

Revenue attributable to the Company’s country of domicile upon completion of the Business Combination, Ireland, comprised 0.9% and 0.2% of the total revenue for the three months ended December 31, 2022 and 2021, respectively. Revenue attributable to the United States comprised 42.2% and 43.4% of the total revenue for the three months ended December 31, 2022 and 2021, respectively. No other country outside of the United States comprised more than 10% of revenue for any of the periods presented. Revenue by location is determined by the billing address of the customer.

The following table provides information regarding revenue disaggregated by subscription types:

	Three Months Ended December 31,
	2022	2021

	(in thousands)
Cloud related	$1,879	$991
Other subscription	9,398	8,518
Total subscription revenue	$11,277	$9,509

Revenue from professional services recognized at a point in time amounted to $0.2 million and zero and revenue from professional services recognized over time amounted to $1.3 million and $1.2 million for the three months ended December 31, 2022 and 2021, respectively.

Contract Balances

Contract assets

A contract asset is initially recognized for revenue in which the customer is billed after services and support have begun being provided to the customer. Contract assets relate to revenue earned from ongoing subscriptions and support that have not been billed yet (unbilled receivables). As such, the balances of this account vary and depend on the number of unbilled receivables at the end of the year. The Company did not have any contract assets as of December 31, 2022 and September 30, 2022.

Contract liabilities

A contract liability is recognized if a payment is received from a customer before the Company transfers the control of the related goods or services. These amounts are presented as deferred revenues and deferred revenues, net of current in the accompanying consolidated balance sheets.

Revenue recognized during the three months ended December 31, 2022 and 2021 that was included in the contract liability beginning balance of each quarter was $10.0 million and $9.3 million, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and adjustments for currency. As of December 31, 2022, approximately $68.2 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 42.7% of these remaining performance obligations over the next 12 months. The Company’s contracts are recognized ratably over the contract term. Accordingly, the majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months with the remainder recognized thereafter.

Cost to obtain a contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. The Company determined certain costs related to its sales incentive program and its third-party referral fee program qualify as incremental costs of obtaining a contract. Capitalized costs are amortized consistent with the pattern of transfer to the customer for the goods and services to which the asset relates. The amortization period includes specifically identifiable contract renewals where there is no substantive renewal commission. The expected customer renewal period is estimated based on the historical life of the Company’s customers, which the Company has determined to be five years. The Company applies the practical expedient to not capitalize incremental costs of obtaining contracts if the amortization period is one year or less. Deferred commissions, which is included in other current assets. The deferred commissions had a balance of $1.8 million as of December 31, 2022 and September 30, 2022.

Note 4. Acquisition

On August 2, 2022, the Company entered into a stock purchase agreement and completed the acquisition of 100% of the outstanding equity of Sector 42 Technologies, Inc. (“Sector 42”) a corporation registered under the laws of the Province of Ontario, and CubeWerx Inc. (“CubeWerx”), a corporation registered under the laws of the Province of Ontario, for a total purchase price of $3.8 million consisting of cash consideration, deferred consideration, and equity consideration in the form of 539,233 MariaDB plc Ordinary Shares as adjusted for the Exchange Ratio. The purchase price is subject to certain customary adjustments (including closing date indebtedness and net working capital adjustments).

The components of the preliminary fair value of consideration transferred are as follows ($ in thousands):

Cash consideration	$1,661
Equity consideration	2,056
Deferred consideration	100
Total fair value of consideration transferred	$3,817

Of the total purchase consideration, $0.1 million of cash was deferred by the Company for potential breaches of representations and warranties. The amount, net of any claims for such indemnifiable matters, is scheduled to be paid in cash to shareholders of CubeWerx and Sector 42 18 months after the acquisition date.

The following table summarizes the preliminary purchase price allocation as of the acquisition date ($ in thousands):

			Preliminary Amounts
	Initial Amounts		Recognized as of the
	Recognized as of the	Measurement Period	Acquisition Date (as
	Acquisition Date	Adjustment	Adjusted)
Cash and cash equivalents	$5	—	$5
Accounts receivable, net	47	—	47
Property, plant and equipment, net	4	—	4
Intangible assets, net	670	—	670
Other assets	103	—	103
Total identifiable assets acquired	$829	—	$829
Accounts payable	40	—	40
Accrued expenses	16	—	16
Deferred tax liability	—	$238	238
Other liabilities	39	—	39
Total identifiable liabilities assumed	$95	$238	$333
Total identifiable net assets	$734	(238)	$496

Goodwill	$3,083	238	$3,321

With this acquisition, the Company acquired the technology of managing and publishing geospatial data via open web services for customer organizations that the Company expects to integrate within future product offerings. The fair values of the assets acquired and liabilities assumed and the related preliminary acquisition accounting are based on management’s estimates and assumptions. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date. The primary areas of the acquisition accounting that are not yet finalized primarily relate to finalizing the review and valuation of intangible assets, including their appropriate useful lives, acquired income tax assets and liabilities, and identifying any undisclosed assets or liabilities that we may not yet be aware of but meet the requirement to qualify for recognition on the acquisition date. As the initial acquisition accounting is based on our preliminary assessments, actual values may differ (possibly materially) when final information becomes available. We believe that the information gathered to date provides a reasonable basis for estimating the preliminary fair values of assets acquired and liabilities assumed.

The following table summarizes the preliminary valuation of acquired intangible assets and estimated useful lives as of the acquisition date ($ in thousands):

	Estimated remaining
	useful lives (in years)	Fair Value
Customer Relationships	8.0	$130
Developed Technology	5.0	470
Trademarks	3.0	70
Total identifiable intangible assets		$670

Since the acquisition date, the operating results of CubeWerx and Sector 42 were included in the Company’s consolidated financial statements. The acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, revenue, net income, and pro forma financial information have not been presented.

Acquisition-related transaction costs associated with the CubeWerx and Sector 42 acquisition were immaterial.

Note 5. Goodwill

The following table summarizes the change in goodwill for the quarter ended December 31, 2022:

(in thousands)
September 30, 2022	$7,535
Measurement period adjustments	238
Foreign currency translation	43
December 31, 2022	$7,816

As described in Note 4 Acquisition, the Company continued to refine the initial estimates and assumptions included in the valuation studies necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed in the CubeWerx and Sector 42 acquisition, and the amount of goodwill to be recognized as of the acquisition date. The measurement period adjustment recorded during the three months ended December 31, 2022 resulted from changes in the deferred tax liability and amount of foreign tax expense owed by the Company.

Note 6. Warrants

Kreos Rollover Warrants

Legacy MariaDB entered into a €4 million loan facility agreement with Kreos Capital IV (“Kreos”), which was repaid in full. In connection with the Kreos loan facility, Legacy MariaDB issued a total of 835,185 warrants entitling subscription for Series B Preferred Shares (“Kreos Rollover Warrants”). Each of those warrants entitled the holder to subscribe for one Series B Preferred Share at a subscription price of €0.5220 per share. In connection with the closing of the Business Combination on December 16, 2022, the warrants issued in connection with the Kreos loan facility agreement were rolled over to an amended and restated warrant agreement entered into on September 8, 2022, pursuant to which the Company assumed all rights and obligations from Legacy MariaDB. The warrants were also amended to adjust the number of Ordinary Shares issuable on exercise of the warrants and the exercise price in proportion to the Exchange Ratio. As a result of these adjustments, the Kreos Rollover Warrants became exercisable for a total of 190,559 Ordinary Shares and are exercisable at a price per share of €2.288. The warrant holder may exercise the warrant by either paying cash equal to the exercise price or in a cashless manner as described in the warrant agreement. As of December 31, 2022, Kreos Rollover Warrants exercisable for 190,559 Ordinary Shares remained outstanding.

2020 Series C Warrants

In June 2020, Legacy MariaDB entered into an investment agreement with several investors to issue Series C Preferred Shares. In addition to the issuance of 3,445,912 shares of Series C Preferred Shares, Legacy MariaDB issued a total of 3,445,912 warrants entitling subscription of Series C Preferred Shares (“2020 Series C Warrants”). Each warrant entitled the holder to purchase one Series C Preferred Share at a subscription price of €1.1859. As of September 30, 2022, 587,769 warrants had been exercised and 2,858,143 remained outstanding. In connection with the Business Combination, the holders of these warrants were given the opportunity to exercise their warrants to subscribe for Series C Preferred Shares, on a one-for-one basis. Prior to the completion of the Business Combination 2,365,078 of these warrants were exercised and 493,065 were not exercised. The subscription rights under the warrant agreements for all unexercised warrants terminated as of the date of the Business Combination. As of December 31, 2022, none of these warrants remained outstanding.

2017 Series C Warrants

In April 2017, Legacy MariaDB entered into a €25 million maximum loan facility with European Investment Bank (“EIB”), including the issuance of a capital loan tranche of €10 million. In October 2019, Legacy MariaDB entered into a €15 million term loan tranche with EIB. In connection with the capital loan tranche, Legacy MariaDB issued a total of 5,326,623 warrants entitling subscription of Series C Preferred Shares (“2017 Series C Warrants”). Each warrant entitled the holder to subscribe for one Series C Preferred Share at a subscription price of €0.01. These warrants provided for a put option that the holder of the warrants could exercise beginning 30 days prior to the maturity of the capital loan to purchase a variable number of shares at fair value for an amount up to €8 million.

On August 8, 2022, Legacy MariaDB received written notice from EIB exercising its put option on their 2017 Series C Warrants and requiring Legacy MariaDB to repurchase 5,000,194 warrants entitling subscription of Series C Preferred Shares, at the maximum purchase price of €8 million. Legacy MariaDB repurchased the warrants within 30 days after receipt of the notice from EIB.

On August 17, 2022, a definitive agreement was entered into with EIB to repurchase for cash the remaining incremental 2017 Series C Warrants for 326,429 shares prior to the completion of the Business Combination or shortly thereafter, at a settlement price to be determined pursuant to the Finnish Companies Act, if EIB elected not to exercise their warrants for Series C Preferred Shares prior to the completion of the Business Combination. The 326,429 option rights were redeemed on the completion of the Business Combination at a redemption price of €1.19 per option for a total of €0.4 million. As of December 31, 2022, none of these warrants remained outstanding.

Public and Private Warrants

As a result of the Business Combination, the Company is deemed to have assumed 7,310,297 warrants for Ordinary Shares that were held by Angel Pond Partners LLC, APHC’s sponsor (the “Sponsor”) at an exercise price of $11.50 (the “Private Warrants”) and 8,850,458 warrants for Ordinary Shares held by APHC’s shareholders at an exercise price of $11.50 (the “Public Warrants”, and together with the Private Warrants, the “Public and Private Warrants”). In accordance with the warrant agreements, the Public and Private Warrants expire five years after the completion of the Business Combination.

Public and Private Warrant Terms

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants.

Once the Public Warrants became exercisable, the Company became able to redeem the Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder and
●	if, and only if, the reported last sale price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

or

●	in whole and not in part;
●	at a price of $0.10 per Public Warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table in “Warrants- Redemption of warrants when the price per Ordinary Share equals or exceeds $10.00” based on the redemption date and the “fair market value” of the Ordinary Shares;
●	if, and only if, the reported last sale price of the Ordinary Shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and

●	provided that the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants if the reported last sale price of the Ordinary Shares is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

The Company may not exercise its redemption right if the issuance of Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Ordinary Shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Ordinary Shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation.

The Private Warrants are identical to the Public Warrants, except that the Private Warrants and Ordinary Shares issuable upon the exercise of the Private Warrants were not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except when the price per Ordinary Share equals or exceeds $10.00). If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

These warrants expire between May 2026 and December 2027 if expiration is not accelerated as set out in the terms and conditions of the warrants.

Warrant information in the below table is presented as having been converted by the Exchange Ratio as of September 30, 2022.

			Warrants Outstanding		Fair Value

	Number of	Purchase price	December	September	December	September
Warrants	warrants issued	per share	31, 2022	30, 2022	31, 2022	30, 2022

					(in thousands)
Kreos Rollover Warrant	190,559	€2.28	190,559	190,559	$417	$478
Series C – 2017	1,215,345	€0.04	—	74,479	—	335
Series C – 2020	786,234	€5.22	—	652,126	—	936
Public Warrants	8,850,458	$11.50	8,850,458	—	3,186	—
Private Warrants	7,310,297	$11.50	7,310,297	—	2,632	—
	18,352,893		16,351,314	917,164	$6,235	$1,749

The following tables present the changes in the fair values of warrant liabilities:

Warrant
liabilities
(in thousands)
September 30, 2022	$1,749
Change in fair value	(1,731)
Warrants assumed in the Business Combination	7,111
Settlement of 2017 Series C Warrants put option	(427)
Exercised	(649)
Foreign currency translation	182
December 31, 2022	$6,235

Warrant
liabilities
(in thousands)
September 30, 2021	$5,303
Change in fair value	120
Foreign currency translation	(116)
December 31, 2021	$5,307

Fair values of the Public and Private Warrants were determined using publicly traded warrant prices. Fair values of the remaining warrants and option rights were determined using the Black-Scholes option-pricing model with the following input assumptions:

	Three Months Ended December 31,
	2022	2021
Expected volatility range (weighted average)	47.78%	35.50% to 50.00% (35.63%)
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	4.18%	0.19% to 1% (0.595%)
Expected term range (weighted average)	3.38 years	0.08 years to 3.67 years (1.19 years)

Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.

Note 7. Stockholders’ Equity (Deficit)

Recapitalization

On the Closing Date, Legacy MariaDB received $10.5 million in net proceeds from the PIPE Investment and issuance of Ordinary Shares upon the consummation of the Business Combination, net of fees and expenses paid at closing. As of December 16, 2022, the Company reclassified $14.9 million of deferred offering costs to Additional paid in capital as an offset against proceeds on the Company’s unaudited condensed consolidated balance sheet, which consisted of legal, accounting, and other professional services directly related to the Business Combination. The cash outflows related to these costs were presented as financing activities on the Company’s unaudited condensed consolidated statement of cash flows. On the Closing Date, each Legacy MariaDB preferred share issued and outstanding prior to the effective time of the Business Combination was converted into common shares of Legacy MariaDB and each holder of Legacy MariaDB common shares received approximately 0.22816 MariaDB plc Ordinary Shares, par value $0.01 per share.

The shares and net loss per Ordinary Share prior to the Business Combination have been retroactively adjusted to reflect the impact of the exchange ratio of approximately 0.22816 (“Exchange Ratio”), applied to the Legacy MariaDB common shares that were automatically canceled and converted into the right to receive a number of Ordinary Shares. In connection with the Business Combination, each Legacy MariaDB preferred share issued and outstanding prior to the effective time of the Business Combination was converted into common shares of Legacy MariaDB in accordance with Legacy MariaDB’s articles of association and shareholders’ agreement.

Each of the Public Warrants and Private Warrants that were not exercised at the time of the Business Combination was assumed by the Company and represents the right to purchase one Ordinary Share upon exercise of such warrant.

PIPE Investment

On January 31, 2022, concurrently with the execution of the Merger Agreement, APHC and Irish Holdco entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 1,915,790 Ordinary Shares for $9.50 per share for aggregate gross proceeds of $18.2 million (the “PIPE Investment”). The PIPE Investment was consummated concurrently with the closing of the Business Combination.

The following table summarizes information related to issuance of Legacy MariaDB’s preferred shares as of September 30, 2022:

								Number of
								Ordinary
Preferred	Number of	Shares Issued						Shares
Shares	Shares	and	Carrying					Equivalent	Liquidation
Class	Registered	Outstanding	Value(1)	Price per share				Shares	Preference
			(in thousands)						(in thousands)
Series A	2,308,741	2,308,741	$6,668	From	$2.68	to	$2.95	2,308,741	$6,676
Series B	13,815,180	13,815,180	36,851	From	$2.45	to	$3.10	13,815,180	37,622
Series C	12,609,199	12,609,199	63,597	From	$4.71	to	$5.86	12,609,199	65,039
Series D(2)	13,149,933	13,149,933	99,853	From	$7.82	to	$7.90	13,149,933	103,805
	41,883,053	41,883,053	$206,969					41,883,053	$213,142
(1)	The carrying value reflects the gross proceeds received from the sale of the preferred shares net of issuance costs and the fair value at issuance of preferred shares warrants classified as a liability.
(2)	On January 31, 2022, the Company’s Board of Directors approved an amendment to the Company’s Shareholders’ Agreement to authorize an additional series of preferred shares. The Series D Preferred Shares financing consisted of accredited investors and qualified institutional investors providing an aggregate gross amount of $103.8 million, completed on January 31, 2022.

In the first quarter of fiscal year 2023, prior to effective time of the Business Combination, 539,627 Series C - 2020 Preferred Share Warrants were exercised for preferred shares of Legacy MariaDB. Immediately prior to the effective time of the Business Combination, all outstanding preferred shares of Legacy MariaDB were converted into common shares of Legacy MariaDB on a one-for-one basis and then converted to MariaDB plc Ordinary Shares at an Exchange Ratio of approximately 0.22816. As of December 31, 2022, no preferred shares of the Company were outstanding.

Share information is presented in the table above and its accompanying paragraphs as having been converted as of September 30, 2022.

As of September 30, 2022, 539,233 Ordinary Shares (as adjusted for the Exchange Ratio) were issued to the shareholders of CubeWerx and Sector 42 as equity consideration in connection with the acquisition as described in Note 4 Acquisition. As of September 30, 2022, the shares issued to CubeWerx and Sector 42 shareholders were not yet registered with the Finnish Trade Register. The shares were registered with the Finnish Trade Register prior to the closing of the Business Combination.

Note 8. Stock-Based Compensation

Legacy MariaDB Stock Options Plans

On December 8, 2017, Legacy MariaDB adopted the Global Share Option Plan 2017 (the “2017 Plan”) and Global Share Option Plan 2017 USA (the “2017 US Plan”) that entitle employees, members of the board as well as advisors to purchase shares in the Company. Under these programs, holders of vested options are entitled to purchase shares at a stated price determined at the grant date. All options are to be settled by the physical delivery of shares. Stock options granted under the 2017 US Plan and the 2017 Plan are incentive stock options to the extent permitted under the U.S. tax laws (“ISOs”) and non-qualified/nonstatutory stock options (“NSOs”), respectively. Options granted under both plans are exercisable over a maximum term of 10 years. Stock option awards under both plans generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 12 quarters of the grantee’s service to the Company as an employee or an advisor/consultant. During the three months ended December 31, 2022 and 2021, 65,098 and $114,082 options were granted under the 2017 Plan and 2017 US Plan, respectively.

On July 4, 2022, Legacy MariaDB adopted the Summer Share Option Plan 2022 USA (the “2022 US Plan”) that entitles employees, members of the board as well as advisors to purchase shares in the Company. Under the program, holders of vested options are entitled to purchase shares at a stated price determined at the grant date. All options are to be settled by the physical delivery of shares. Stock options granted under the 2022 US Plan are ISOs to the extent permitted under U.S. tax laws and NSOs. Options granted under the plan are exercisable over a maximum term of 10 years. Stock options granted under the 2022 US Plan generally vest 25% on the one-year anniversary and the remainder vesting quarterly during the grantee’s service to the Company as an employee or as an advisor/consultant. During the three months ended December 31, 2022, 58,182 options were granted under the 2022 US Plan.

MariaDB plc 2022 Equity Incentive Plan

On October 18, 2022, at a special meeting of shareholders of APHC, the shareholders approved the MariaDB plc 2022 Equity Incentive Plan and reserved 6,648,319 authorized Ordinary Shares. The 2022 Equity Incentive Plan was approved and adopted by the board of directors of MariaDB plc as of December 18, 2022 and became effective immediately upon closing of the Business Combination.

All equity awards of Legacy MariaDB that were issued under the Legacy Plans were converted into comparable equity awards that are settled or exercisable for Ordinary Shares. As a result, each Legacy MariaDB option was converted into an option to purchase Ordinary Shares based on an Exchange Ratio of approximately 0.22816. As of the effective date of the 2022 Equity Incentive Plan, no further stock awards have been or will be granted under the Legacy Plans. Option information is presented in the below paragraphs and tables as having been converted as of December 31, 2022 and 2021, as applicable.

The 2022 Equity Incentive Plan authorizes the issuance or transfer of up to 6,648,319 Ordinary Shares. The number of Ordinary Shares will automatically increase as of the first day of each fiscal year of the Company commencing after the closing of the Business Combination and ending on and including the first day of the fiscal year in 2032, by an amount equal to the lesser of (i) 5% of the aggregate number of the Company’s Ordinary Shares outstanding as of the last day of the immediately preceding fiscal year and (ii) an amount determined by the plan administrator.

Upon completion of the Business Combination, certain options to acquire Legacy MariaDB Ordinary Shares were automatically converted into options to be settled in MariaDB plc Ordinary Shares on the same terms and conditions as were applicable to the corresponding MariaDB Equity Awards (other than adjustments to the number of shares and exercise price based on the Exchange Ratio), including applicable vesting conditions, subject to limited exceptions described in the Merger Agreement.

Any Ordinary Shares subject to rollover options from the Legacy Plans that, on or after the closing of the Business Combination, subsequently cease to be subject to such rollover options (other than by reason of exercise of the rollover options), will be available for issuance under the 2022 Equity Incentive Plan.

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans for the periods covered:

		Weighted
		Average	Weighted-
		Exercise	Average
	Number	Price Per	Remaining	Aggregated
	of Shares	Share	Contractual Life	Intrinsic Value
			(in years)	(in thousands)
Options outstanding, September 30, 2022	42,764,264	$0.26
Recapitalization	(33,006,982)	$0.88
Options outstanding, September 30, 2022	9,757,282	$1.14
Granted	123,280	$4.16
Exercised	(844,350)	$0.53
Forfeited	(63,503)	$2.67
Options outstanding, December 31, 2022	8,972,709	$1.23	7.51	$66,350
Options Exercisable, December 31, 2022	5,533,064	$0.61	6.69	$44,308
Vested and expected to vest after December 31, 2022	8,977,074	$1.23	7.51	$66,385

The weighted-average grant-date fair value of options granted during the three months ended December 31, 2022 and 2021 was $2.02 and $0.70 per share, respectively. The total intrinsic value of options exercised during the three months ended December 31, 2022 and 2021, was $5.3 million and $2.6 million, respectively. The aggregate grant date fair value of stock options vested during the three months ended December 31, 2022 and 2021, was $0.3 million and zero, respectively. As of December 31, 2022 and September 30, 2022, there was $2.1 million and $2.3 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.9 years and 1.9 years, respectively.

Fair Value Valuation Assumptions

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following input assumptions:

	Three Months Ended December 31,
	2022		2021
		Weighted		Weighted
	Range	Average	Range	Average
Dividend yield (%)	0% - 0%	0%	0% - 0%	0%
Expected volatility (%)	44.90% - 47.26%	45.90%	43.21% - 44.26%	43.78%
Risk–free interest rate (%)	3.70% - 3.80%	3.76%	1.17% - 1.40%	1.29%
Expected life of stock options (years)	5.00 - 7.00	5.88	5.13 - 7.00	6.06
Fair value of common stock ($)	$4.16 - $4.16	$4.16	$1.67 - $1.67	$1.67

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended December 31,
	2022	2021

	(in thousands)
Cost of revenue	$68	$5
Research and development expenses	220	60
Sales and marketing expenses	104	20
General and administrative expenses	224	44
Total stock-based compensation expense	$616	$129

Note 9. Accrued Expenses

The following represents the components of accrued expenses contained within our consolidated balance sheets as of the end of each period:

	December 31, 2022	September 30, 2022

	(in thousands)
Accrued payroll and payroll related liabilities	$2,864	2,904
Accrued bonuses	1,205	1,208
Taxes payable	843	897
Other accrued expenses	1,312	3,893
Total accrued expenses	$6,224	8,902

Note 10. Commitments and Contingencies

The Company is subject to claims, legal proceedings, governmental actions, and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these matters and more generally the significance of these matters to the Company. A liability is recorded in the accompanying consolidated financial statements if it is determined that it is probable that a loss has been incurred and the amount (or range) of the loss can be reasonably estimated. The Company’s management currently does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows; provided, however, if any such matters, individually or in the aggregate, are decided adversely to the Company, then such matters may have a material adverse effect.

In January 2023, MariaDB received a demand letter on behalf of a financial services company that advised Legacy MariaDB in connection with a financing transaction which closed in January 2022, for which that financial services company had provided advisory services and for which MariaDB paid its fee. The demand is for an additional fee based on a de-SPAC transaction which closed in December 2022. In February 2023, a second financial services company sent MariaDB an additional invoice under the same circumstances. Together, the additional fees sought by the two financial services companies amount to approximately $7.5 million. MariaDB denies that it owes any additional fees, and no legal proceedings have been filed in connection with these fee claims. MariaDB intends to defend any legal proceedings that may be filed. However, the final resolution of the matter is currently uncertain. At this time, the Company has not made an accrual in connection with this matter.

Note 11. Long-term Debt

The components of debt are as follows:

	December 31, 2022	September 30, 2022

	(in thousands)
Term loan	$16,053	$14,622
R&D loan	—	122
Total	$16,053	$14,744
Less: Current portion	(16,053)	(122)
Long-term debt	$—	$14,622

During the three months ended December 31, 2022, the Company paid off the remaining balance of the R&D loan with the Finnish State Treasury. As of December 31, 2022 and September 30, 2022, the Company was in compliance with its debt covenants.

The Term Loan was disbursed on October 11, 2019 and has a maturity date of October 11, 2023. The Term Loan accrues interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the quarters ended December 31, 2022 and 2021 was 6.0%. As of December 31, 2022, we had an aggregate principal amount of $16.1 million (€15 million) of current debt.

The schedule of required principal payments remaining on debt outstanding as of December 31, 2022 is as follows:

Year ending September 30,	Principal Payments
(in thousands)
2023 (remaining nine months)	$—
2024	16,053
Total principal payments	$16,053

Note 12. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of December 31, 2022 and September 30, 2022, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since September 30, 2022 and does not expect any within the next 12 months.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which, among other things, implements a 15% corporate alternative minimum tax based on the adjusted financial statement income for certain large corporations and a 1% excise tax on net share repurchases. The minimum tax and the excise tax, if applicable, are effective for fiscal years beginning after December 31, 2022. We do not expect the IRA to have a material impact on our financial position, results of operations or cash flows for the foreseeable future. We will continue to monitor additional guidance from the Internal Revenue Service.

Note 13. Related-Party Transactions

During the three months ended December 31, 2022 and 2021, the Company recorded sales from related parties, which are comprised of several shareholders. The sales to and purchases from related parties are made on terms equivalent to those that prevail in arm’s length transactions. The Company had $0.1 million of accounts receivable from one related party shareholders as of December 31, 2022 and none as of September 30, 2022. The Company had related party sales from one related party shareholder for the three months ended December 31, 2022 and 2021 of $0.1 million and $0.2 million, respectively.

The Company incurred expenses of $0.2 million and $0.1 million related to the MariaDB Foundation (discussed below) for the three months ended December 31, 2022 and 2021, respectively.

MariaDB Community Server is built from the MariaDB Open Source Project and proclaimed by the MariaDB Foundation. The Company helped establish the independently run MariaDB Foundation as a steward of the MariaDB Open Source Project to encourage adoption and grow the MariaDB ecosystem. We continue to be a sponsor of the MariaDB Foundation and pay the MariaDB Foundation an agreed upon sponsorship fee.

The Company had no accounts payable to related party shareholders as of December 31, 2022 and September 30, 2022.

Outstanding balances are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party receivables or payables.

Note 14. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the periods presented:

	Three Months Ended December 31,
	2022	2021

	(in thousands, except shares and per share data)
Net loss attributable to common shareholders
Basic and diluted	$(13,042)	$(12,182)

Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders
Basic and diluted	23,912,928	12,072,473

Net loss per share attributable to common shareholders
Basic and diluted	$(0.55)	$(1.01)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended December 31,
	2022	2021
Warrants	16,351,314	2,192,140
Stock options	8,972,709	8,548,746
Convertible preferred shares	—	41,883,053
Total	25,324,023	52,623,939

Warrant, Stock option and Share information is presented in the table above and its accompanying paragraphs as having been converted by the Exchange Ratio as of December 31, 2022 and 2021, as applicable.

Note 15. Accumulated Other Comprehensive Income (Loss)

The following summarizes Accumulated other comprehensive income (loss) for the three months ended December 31, 2022 and 2021:

		Net	Accumulated
	Foreign	Unrealized	Other
	Currency	Gain	Comprehensive
	Translation	on Securities	Income (Loss)
Balance at September 30, 2021	$(7,477)	$—	$(7,477)
Other comprehensive income (loss) before reclassifications	604	—	604
Net current period other comprehensive income (loss)	604	—	604
Balance at December 31, 2021	$(6,873)	$—	$(6,873)

Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)
Other comprehensive income (loss) before reclassifications	1,887	—	1,887
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2,177)	(2,177)
Net current period other comprehensive income (loss)	1,887	(2,177)	(290)
Balance at December 31, 2022	$(9,595)	$—	$(9,595)

Note 16. Subsequent Events

The Company has evaluated subsequent events to the unaudited condensed consolidated financial statements as of December 31, 2022 and has provided such disclosures in Note 10. Commitments and Contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated or the context otherwise requires, references in this section to “MariaDB”, the “Company”, “we”, “us” or “our” refer to MariaDB Corporation Ab and its consolidated subsidiaries prior to the closing of the Business Combination, and to MariaDB plc and its consolidated subsidiaries following the closing of the Business Combination.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q, as well as the audited consolidated financial statements of MariaDB Corporation Ab and the related notes that appear in our Current Report on Form 8-K dated December 22, 2022 (the “MariaDB Audited Consolidated Financial Statements”). Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, payment of our debt, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained elsewhere in this quarterly report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual financial results and condition to differ materially from the results and condition described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, our historical results and condition are not necessarily indicative of the financial results or condition that may be expected as of any other date or for any period in the future

MARIADB MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included under Part I. Item 1 of this Quarterly Report on Form 10-Q. This discussion and analysis should also be read together with our audited consolidated financial statements as of September 30, 2022 and 2021 and for the years ended September 30, 2022 and 2021 (“Annual Financial Statements”) and the section entitled “MariaDB Management’s Discussion and Analysis of Financial Condition and Results or Operations” contained in our Form S-1 filed with the SEC on January 17, 2023. You should carefully read the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” to gain an understanding of the important factors that could cause actual results and condition to differ materially from our forward-looking statements. Additionally, our historical results and condition are not necessarily indicative of the financial results or condition that may be expected for any other period or as of any other date. Throughout this section, unless otherwise noted or context otherwise indicates, “we”, “us”, “our” and the “Company” refer to MariaDB plc and its consolidated subsidiaries.

Business Combination

On December 16, 2022 in connection with the Business Combination, certain transactions contemplated by the Merger Agreement were consummated, including the Irish Domestication Merger, the Merger, and the PIPE Investment. The Irish Domestication Merger, the Merger, the PIPE Investment, and the other transactions contemplated by the Merger Agreement are collectively considered the “Business Combination”. In connection with the Business Combination, Legacy MariaDB changed its name to "MariaDB plc" and listed on the New York Stock Exchange under the trade symbol “MRDB”. Upon the consummation of the Business Combination, MariaDB received approximately $10.5 million, net of fees and expenses. See Note 1 and Note 7 in the accompanying Unaudited Condensed Consolidated Financial Statements for additional details regarding this transaction. For financial reporting purposes, Legacy MariaDB is treated as the accounting acquirer.

Overview

MariaDB is a new generation cloud database company whose products are used by companies big and small, reaching over a billion users through Linux distributions, downloaded over a billion times, and used across all types of use cases and industries. Built for all clouds (public, private and hybrid), our new generation relational database delivers the flexibility and elasticity businesses need in today’s world with the reliability and dependability necessary to power the most mission critical applications. Rooted in open source, MariaDB is open and transparent, working hand-in-hand with customers to solve their data storage and access challenges at a fraction of the cost of legacy databases.

We generate revenue primarily from two sources:

●	Subscriptions: subscriptions to MariaDB Enterprise solutions and SkySQL, our fully managed Database-as-a-service (“DBaaS”), which are sold in conjunction with post-contract support, or PCS. Our subscription agreements for Maria DB Enterprise solutions typically have terms of one to three years. MariaDB SkySQL subscriptions are available to customers on either a pay-as-you-go or one or multi-year subscription agreements. Our subscription agreements generally provide for future updates, upgrades, enhancements, and technical product support.
●	Services: professional services consisting primarily of consulting, training, remote database administration, and engineering architecture services.

MariaDB database solutions, including both MariaDB Enterprise and MariaDB SkySQL, are capable of supporting an organization’s growth, scaling to millions of users and millions of transactions per second with ease. The commercial components of our enterprise database solutions are the MariaDB Enterprise Server, MariaDB MaxScale, MariaDB Enterprise ColumnStore, and MariaDB Xpand, our distributed SQL database. These components, which can be installed by the customer on their specific hardware in a private data center or in a public cloud, are provided under a licensing framework that aims to protect our intellectual property and drive our software subscription model while still allowing for contributions to MariaDB open source code, which fosters a healthy, growing MariaDB ecosystem.

MariaDB SkySQL is a DBaaS in the cloud that enables customers to use MariaDB Enterprise Server, MariaDB Xpand or MariaDB ColumnStore analytical databases as a service, fully managed by MariaDB. This offering makes our database solutions available everywhere and offers enhanced growth opportunities by leveraging the market momentum of cloud services. MariaDB SkySQL can deploy and manage databases across Amazon Web Services (AWS) and Google Cloud (GCP) at scale with full availability redundancies.

To support our database solutions and increase customer satisfaction and retention, we provide professional services to aid our customers in making their applications on the MariaDB platform successful. Our service revenue accounted for 11.9% and 11.1% of our total revenue during the quarters ended December 31, 2022 and 2021, respectively. We continue to invest in our professional service offerings as part of our customer retention and expansion strategy.

Our database solutions are used globally by organizations of all sizes across a broad range of industries. We currently offer our products in the (1) Americas, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) Asia-Pacific, (“APAC”). Our revenue from those regions constituted 46.6%, 36.3%, and 17.1%, respectively, of our revenue for the quarter ended December 31, 2022, and 47.7%, 36.9%, and 15.4%, respectively, of our revenue for the quarter ended December 31, 2021. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international markets. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

Recent Acquisition

On August 2, 2022, MariaDB entered into a stock purchase agreement and completed the acquisition of 100% of the outstanding equity of Sector 42 Technologies, Inc. ("Sector 42") a corporation registered under the laws of the Province of Ontario, and CubeWerx Inc. ("CubeWerx"), a corporation registered under the laws of the Province of Ontario, for a total purchase price of $3.8 million, consisting of cash consideration, deferred cash consideration, and equity consideration of $2.0 million in the form of 539,233 common shares of MariaDB as adjusted for the Exchange Ratio, as discussed in the Notes to our Unaudited Condensed Consolidated Financial Statements. The purchase price was subject to certain customary adjustments (including closing date indebtedness and net working capital adjustments). With this acquisition, MariaDB acquired technology for managing and publishing geospatial data via open web services. Geographic data and information are becoming increasingly important and critical to businesses everywhere. New drones, satellites and sensors are contributing to the growing amount of location-based and imagery data available. We intend to offer the geospatial product to enable customers to manage and consume this type of data through our fully managed cloud service, MariaDB SkySQL.

Key Factors Affecting Our Performance

Adoption of Our Cloud Platform. Our future success depends in part on the market adoption of MariaDB SkySQL, our fully managed DBaaS solution, and our ability to compete with hyperscalers like AWS or GCP. While we see growing demand for MariaDB SkySQL, many large enterprises have invested substantial financial, technical and human resources in their legacy database products, despite their inherent limitations. Although this makes it difficult to predict customer adoption rates and future demand, we believe that the benefits of our DBaaS solution should enable us to capture a meaningful portion of a large market opportunity. Further, while we are attracting customers who are dissatisfied with the scalability and availability delivered by hyperscalers and are attracted to a better price / performance ratio with MariaDB SkySQL, the public cloud companies have more resources at their disposal. We believe that our differentiated technology and intellectual property will enable us to win over a meaningful number of AWS and GCP customers.

Acquiring New Customers. We believe that there is significant opportunity to expand our customer base by continuing to make substantial investments in sales, marketing, and brand awareness. Our ability to attract new customers will depend on several factors, including our success in recruiting, training, retaining, and scaling our sales and marketing organization, as well as our ability to capitalize on the competitive dynamics of our target markets. While our database solutions are built for organizations of all sizes and industries, we intend to expand our direct sales force with a primary focus on increasing sales to large enterprises. Secondarily, sales force expansion will be necessary to cover a wider array of global markets that are currently underserved.

Expansion Within Our Existing Customer Base. We believe that there is also a significant opportunity to drive additional sales to existing customers, and we expect to invest in sales and marketing and customer success personnel and activities to achieve additional revenue growth from existing customers. Our customers may potentially expand their subscriptions to our database solutions as they migrate additional existing applications or build new applications, either within the same department or in other lines of business or geographies. Further, as customers modernize their information technology infrastructure and move to the cloud, they may migrate applications from legacy databases. Our goal is to increase the number of customers that standardize on our database within their organization.

Investing in Growth and Scale of our Business. We are focused on our long-term revenue potential. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across all organizational functions in order to grow our operations both domestically and internationally. We have a history of introducing successful new features and capabilities on our platform, and we intend to continue to invest to grow our business to take advantage of our expansive market opportunity rather than optimize for profitability or cash flow in the near term.

Impact of the Ongoing COVID-19 Pandemic

The worldwide spread of COVID-19 has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 continues to impact our business will depend on future developments, which are highly uncertain and difficult to predict.

While the full impact of the pandemic to our business remains unknown and we believe that our results of operations and financial condition have not been materially adversely impacted to date, we also believe that the pandemic has had some impact on our business. Our potential customers, existing customers, or partners may have experienced, or in the future could experience, downturns or uncertainty in their own business operations due to COVID-19, which may have affected or could affect purchasing and operating decisions.

In addition, the pandemic may have caused or cause potential customers to delay their purchasing decisions, or to extend their payment terms. In addition to the impact on customers, the pandemic has had some impact to our supply chain. In some instances, the timing of receipt of equipment ordered for internal use took much longer than normal, meaning cash was expended well before receipt of goods. Accordingly, our supply chain in the future may be disrupted, or we may be unable to obtain related equipment essential to our business on favorable terms or at all. However, based on the impact from the pandemic to date, we believe we have sufficient reserves to minimize any material impact to our business operations should such a disruption occur.

In response to the COVID-19 pandemic, on March 16, 2020, we temporarily closed our office in Redwood City, CA, enabled our workforce to work remotely, and implemented travel restrictions for non-essential business. These changes remained in effect until June 15, 2021, when we officially reopened our office. The changes we have implemented to date have not affected and are not expected to materially affect our ability to maintain operations, including financial reporting systems, internal controls over financial reporting, and disclosure controls and procedures. Furthermore, after the outbreak of COVID-19, we have seen slower growth in certain operating expenses due to reduced business travel and the virtualization or cancellation of customer and employee events.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. The global impact of COVID-19 continues to evolve, and we will continue to monitor the situation and the effects on our business and operations.

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The definition and calculation of the key business metrics discussed below may differ from other similarly titled metrics used by other companies, competitors, industry experts, securities analysts, and investors. The following sets forth our key business metrics for the periods presented:

	For the three months ended December 31,
($ in thousands)	2022	2021
Total Annual Recurring Revenue	$51,969	$44,370
Total Net Revenue Retention Rate	105%	111%
Customers	700	609

Annual Recurring Revenue

We view Annual Recurring Revenue (“ARR”) as an important indicator of our financial performance and operating results given the renewable nature of our business. ARR does not have a standardized meaning and is therefore unlikely to be comparable to similarly titled metrics presented by other companies.

We define ARR as the annualized revenue for our subscription customers, excluding revenue from nonrecurring contract services (e.g., time and material consulting services). For our annual subscription customers, we calculate ARR as the annualized value of their subscription contracts as of the measurement date, assuming any contract that expires during the next 12 months is renewed on its existing terms (including contracts for which we are negotiating a renewal).

In the event that we are negotiating a renewal with a customer after the expiration of their subscription, we continue to include that revenue in ARR if we are actively in discussion with the customer for a new subscription or renewal, or until we are notified that the customer will not be renewing its subscription.

Additionally, a subset of customers under the MariaDB SkySQL subscription service offering has monthly pay-as-you-go contract terms. We calculate ARR as their monthly recurring revenue as of the measurement date, multiplied by 12. We consider these annualized pay-as-you-go revenues relevant in the determination of ARR as it aligns with our strategic goal to convert the pay-as-you-go customers to annual subscription customers.

Our calculation of ARR is not adjusted for the impact of any known or projected events that may cause any such contract not to be renewed on its existing terms. Consequently, our ARR may fluctuate within each quarter and from quarter to quarter. This metric should be viewed independently of U.S. GAAP revenue and does not represent U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for or forecast of revenue.

Net Revenue Retention Rate

We believe that net revenue retention rate is an important measure of the health of our business and our future growth prospects as it measures the growth in the use of our database by our existing subscription customers.

We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the cohort of all subscription customers as of 12 months prior to such period end, or prior period value. We then calculate the ARR from this same customer cohort as of the current period end, or current period value, which includes any growth in the value of subscriptions and reflects the growth or contraction in customer attrition over the prior 12 months. We then divide the current period value by the prior period value to arrive at our dollar-based net retention rate. The dollar-based net retention rate includes the effect of our subscriptions that expand, renew, contract, or terminate, but excludes ARR from new customers in the current period. Our dollar-based net retention rate is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity.

Customers

We believe the number of customers is an important indicator of the growth in our business and future revenue trends. We calculate our total number of customers at the end of each period, and we include in this calculation each customer account that has an active subscription contract with us or with which we are negotiating a renewal contract at the end of a given period. Each party with which we enter into a subscription contract is considered a unique customer and, in some cases, a single organization may be counted as more than one customer (i.e., when two or more business units of an enterprise customer each enter into subscription contracts). We exclude pay-as-you-go customers from our calculation. Our customer count is subject to adjustments for acquisitions, consolidations, spin-offs, and other market activity.

Key Components of Results of Operations

Revenue

We derive revenue primarily from subscriptions, and to a lesser extent, services.

Subscription revenue. Our subscription revenue is primarily derived from licensing our MariaDB Enterprise Server and our other enterprise solutions integrated with post-contract support, or PCS, as well as DBaaS-based revenue from our SkySQL cloud offering. PCS includes technical support and maintenance and the right to receive unspecified (when-and-if-available) updates, upgrades and enhancements during the subscription term. Because subscription contracts are generally structured with a one-year and/or multi-year commitments, we record a large portion of that revenue on our balance sheets as deferred revenue, which is then recognized ratably on our unaudited condensed consolidated statements of operations and comprehensive loss over the term of the subscription. The non-cancelable term of our subscription arrangements typically ranges from one to three years (with the exception of some SkySQL customers who have month-to-month, or “pay-as-you-go” arrangements).

Revenue from SkySQL, our cloud-based offering, is based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Pricing is based on the consumption of computational resources, network resources and storage resources. Customers have the option to pay monthly or annually based upon negotiated payment terms.

Services revenue. Services revenue consists of revenue from professional services, including remote database administration, engineering architecture, software installation, monitoring, maintenance, and reporting, as well as other services including consulting and training.

We expect our total revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, delivery of professional services, ramp time and productivity of our sales force, the impact of significant transactions, seasonality, and fluctuations in customer consumption for our usage-based offering.

Cost of revenue

Cost of subscription revenue. Cost of subscription revenue consists of expenses for providing our database products and services to our customers. These expenses include third-party cloud infrastructure costs, network and bandwidth costs, credit card processing fees, and revenue share associated with selling third-party software tools. We expect our cost of subscription revenue to increase in absolute dollars and as a percent of revenue as our subscription revenue increases.

Cost of services revenue. Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with our professional services, including our remote database administration and engineering architecture services, and travel-related costs. We expect our cost of services revenue to increase both in absolute dollars and as a percent of revenue as our services revenue increases.

Gross profit and gross margin

Gross profit. Gross profit represents revenue less cost of revenue.

Gross margin. Gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by a variety of factors, including the average sales price of our subscriptions and services, changes in our revenue mix, including the mix of revenue between our subscription and service offerings, volume-based pricing discounts for purchases of third-party cloud infrastructure services, and infrastructure optimization. We expect our gross margin to fluctuate over time depending on the factors described above.

Operating expenses

Our operating expenses consist of research and development (R&D), sales and marketing, and general and administrative expenses. Personnel-related costs are the most significant component of each category of operating expenses.

Research and development. Research and development expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation, as well as contractor and professional services fees, software and subscription services dedicated for use by our research and development organization, and allocated overhead. We expect our research and development expenses will continue to increase in absolute dollars as our business grows and we continue to invest in our product and service offerings.

Sales and marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, stock-based compensation, third-party costs related to marketing programs, and travel-related costs, as well as allocated overhead. Sales commissions are generally paid upfront on sales bookings; however, the timing of payment is based on sales incentive plans and customer contractual terms related to the underlying customer contract. The deferred commission amounts are recoverable through the future revenue streams under the non-cancelable customer contracts. For customer contracts greater than one year, commissions are deferred, recorded on the balance sheet and amortized over the life of the contract. Amortization of deferred commissions is included in sales and marketing expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time as we expand our sales force, increase our marketing resources, and expand into new markets.

General and administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation associated with our finance, legal, human resources, and other administrative personnel. In addition, general and administrative expenses include non-personnel related costs, such as fees for professional services, and expenses associated with software and subscription services dedicated for use by our general and administrative functions. We expect our general and administrative expenses to increase in absolute dollars as we scale up our operations as we grow our business, and as a result of operating as a public company, including costs related to compliance with the rules and regulations of the SEC, NYSE, legal, audit, additional insurance, investor relations activities, and other administrative and professional services.

Other (expense) income

Interest expense. Interest expense consists primarily of interest on short-and-long term debt on the unaudited condensed consolidated balance sheets.

Change in fair value of warrant liabilities. Change in fair value of warrant liabilities includes remeasurement to fair value each reporting period of our warrant liabilities. We will continue to record adjustments to the fair value of the preferred share warrants until they are exercised, expire or at such time as the warrants qualify for equity accounting treatment. See “Critical Accounting Policies and Estimates—Warrant Liabilities” for further discussion.

Other income (expense), net. Other income (expense), net, consists primarily of foreign exchange gains and losses resulting from fluctuations in foreign exchange rates.

Income tax expense. Income tax expense consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We assess the need for a valuation allowance against our deferred income tax assets. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized, and we have accordingly recorded a full valuation allowance as of December 31, 2022 and September 30, 2022.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the periods indicated (amounts stated in thousands):

Overview for the Three Months Ended December 31, 2022 and 2021

	Three Months Ended December 31,
	2022	2021
Revenue:
Subscription	$11,277	$9,509
Services	1,528	1,191
Total revenue	12,805	10,700
Cost of revenue:
Subscription	1,590	1,573
Services	1,775	1,336
Total cost of revenue	3,365	2,909
Gross profit	9,440	7,791
Operating expenses:
Research and development	9,473	8,470
Sales and marketing	7,232	6,575
General and administrative	5,503	4,033
Total operating expenses	22,208	19,078
Loss from operations	(12,768)	(11,287)
Other (expense) income:
Interest expense	(232)	(721)
Change in fair value of warrant liabilities	1,731	(120)
Other income (expense), net	(1,829)	(39)
Loss before income tax expense	(13,098)	(12,167)
Income tax expense	56	(15)
Net loss	$(13,042)	$(12,182)

Comparison of the Three Months Ended December 31, 2022 and 2021

Revenue

	For the three months ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Revenue
Subscription	$11,277	$9,509	1,768	18.6%
Services	1,528	1,191	337	28.3%
Total revenue	$12,805	$10,700	2,105	19.7%

Subscription revenue

Subscription revenue increased by $1.8 million, or 18.6%, from $9.5 million for the three months ended December 31, 2021 to $11.3 million for the three months ended December 31, 2022. Approximately 66.7% of the increase in revenue was attributable to growth from new customers with the remaining increase attributable to existing customers. Our customer base grew from 609 customers as of December 31, 2021 to 700 customers as of December 31, 2022.

Services revenue

Services revenue increased by $0.3 million, or 28.3%, from $1.2 million for the three months ended December 31, 2021 to $1.5 million for the three months ended December 31, 2022. The increase in services revenue was primarily due to the continued increase in delivery of consulting, engineering architecture, and remote database administration services.

Cost of revenue, Gross profit and Gross margin

	For the three months ended
	December 31,		Change
	2022	2021	$	%

	(in thousands)
Cost of revenue
Subscription	$1,590	$1,573	17	1.1%
Services	1,775	1,336	439	32.9%
Total cost of revenue	$3,365	$2,909	456	15.7%

Gross profit	9,440	7,791	1,649	21.2%
Gross margin	73.7%	72.8%	NA	NA

Cost of subscription revenue

Cost of subscription revenue increased nominally in the three months ended December 31, 2022, compared to the three months ended December 31, 2021. The increase in cost of subscription revenue was primarily due to an increase in personnel-related costs associated with increased headcount and an increase in costs related to third-party tools, partially offset by a decrease in third-party hosting infrastructure costs.

Cost of services revenue

Cost of services revenue increased by $0.4 million, or 32.9%, from $1.3 million for the three months ended December 31, 2021 to $1.8 million for the three months ended December 31, 2022. The increase in cost of services revenue was due to personnel-related costs associated with increased headcount in our services organization.

Gross margin

Our overall gross margin increased from 72.8% in the three months ended December 31, 2021 to 73.7% for the three months ended December 31, 2022, primarily due to strong growth in subscription revenue and efficiencies realized in managing our third-party hosting infrastructure costs.

Operating expenses

	For the three months ended December 31,		Change
	2022	2021	$	%

	(in thousands)
Operating expenses
Research and development	$9,473	$8,470	1,003	11.8%
Sales and marketing	7,232	6,575	657	10.0%
General and administrative	5,503	4,033	1,470	36.4%
Total operating expenses	$22,208	$19,078	3,130	16.4%

Research and development

Research and development expense increased by $1.0 million, or 11.8%, from $8.5 million for the three months ended December 31, 2021 to $9.5 million for the three months ended December 31, 2022. The increase was primarily attributable to a $1.2 million increase in personnel-related expenses associated with the growth in headcount, a $0.3 million increase in professional service fees, and a $0.2 million increase in other operating expenses, such as sponsorship fees paid to the MariaDB Foundation. The higher costs were partially offset by a $0.7 million decrease in third-party hosting infrastructure costs.

Sales and marketing

Sales and marketing expense increased by $0.7 million, or 10.0%, from $6.6 million for the three months ended December 31, 2021 to $7.2 million for the three months ended December 31, 2022. The increase was primarily attributable to a $1.4 million increase in personnel-related expenses associated with the growth in headcount. The higher costs were partially offset by a $0.7 million decrease in events and travel-related expenses, primarily due to costs incurred in the prior-year quarter for our company-wide meeting.

General and administrative

General and administrative expenses increased by $1.5 million, or 36.4%, from $4.0 million for the three months ended December 31, 2021 to $5.5 million for the three months ended December 31, 2022. The increase was primarily attributable to a $0.5 million increase in bad debt expense, a $0.4 million increase in other operating expenses reflecting higher technology-related costs to support the business along with higher office and facilities expenses related to increases in annual rent and maintenance expenses, a $0.3 million increase in legal expense, and a $0.2 million increase in personnel-related expenses, which includes headcount growth in all administrative areas to support growth in business activities. In addition, the increase was due to a $0.2 million increase in insurance expense due to the Company’s new directors and officers insurance policies. The higher costs were partially offset by a $0.1 million decrease in other operating expenses primarily due to a decrease in recruiting and company events-related costs.

Interest expense

	For the three months ended
	December 31,		Change
	2022	2021	$	%

	(in thousands)
Interest expense	$(232)	$(721)	489	(67.8)%

Interest expense decreased by $0.5 million, or 68%, from $0.7 million for the three months ended December 31, 2021 to $0.2 million for the three months ended December 31, 2022. The decline was due to repayment in early 2022 of the Capital Loan with the European Investment Bank (“EIB”) described in Note 11 to our Unaudited Condensed Consolidated Financial Statements, thus resulting in less amortization of debt discount.

Change in fair value of warrant liabilities

	For the three months ended
	December 31,		Change
	2022	2021	$	%

	(in thousands)
Change in fair value of warrant liabilities	$1,731	$(120)	1,851	NM

Our warrant liabilities are remeasured at the end of each quarter to reflect changes in the fair value of warrant liabilities. The change in fair value of warrants reflected $1.7 million of income for the quarter ended December 31, 2022, compared to $0.1 million of expense for the quarter ended December 31, 2021. The primary driver of the increase to change in fair value of warrant liabilities was the $1.3 million gain related to the increase in fair value associated with the Public and Private Warrants as a result of the decrease in the Company’s stock price from the closing date of the Business Combination to December 31, 2022. In addition, the increase to change in fair value of warrant liabilities was due to the gain of $0.2 million on the revaluation of the 2020 Series C Warrants as of the closing date of the Business Combination. The Company also recorded a gain of $0.1 million on the termination of unexercised 2020 Series C Warrants. For additional information, see Note 6 to our Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net

	For the three months ended
	December 31,		Change
	2022	2021	$	%

	(in thousands)
Other income (expense), net	$(1,829)	$(39)	(1,790)	NM

Other income (expense), net increased by $(1.8) million from a nominal amount for the three months ended December 31, 2021 to $(1.8) million for the three months ended December 31, 2022. The increase was related to currency exchange losses related to transactions denominated in a foreign currency.

Income taxes

The effective tax rate realized for each period was significantly below the statutory rate of 21%, as we incurred significant operating losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets in our primary taxable jurisdiction. Amounts reflected in income tax expense generally represent various foreign income taxes. Based on the weight of negative evidence and our projections of future taxable income, we expect to maintain our valuation allowance for the foreseeable future.

Non-GAAP Financial Measures

To supplement our financial results which are prepared and presented in accordance with U.S. GAAP, we provide investors with non-GAAP financial measures including Adjusted EBITDA and Adjusted EBITDA margin, as defined below. These measures are presented for supplemental informational purposes only, have limitations as analytical tools and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider each of these non-GAAP financial measures alongside other financial performance measures, including the most directly comparable financial measure calculated in accordance with GAAP and our other GAAP results. A reconciliation of each of our non-GAAP financial measures to the most directly comparable financial measure calculated in accordance with GAAP is set forth below.

Adjusted EBITDA and Adjusted EBITDA Margin

We define Adjusted EBITDA as net loss before (1) interest expense, (2) income tax expense or benefit, (3) depreciation and amortization, (4) stock-based compensation, (5) change in fair value of warrant liabilities, and (6) other income (expense), net, and any other one-time non-recurring transaction amounts impacting the statement of operations during the relevant period. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across periods. Our management uses Adjusted EBITDA to assess our operating performance and to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when considered together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook, such as the impact of our capital structure (primarily interest charges) and asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), expenses that do not relate to our core operations, and other non-cash items, including stock-based compensation, unrealized gains and losses related to foreign currency translation (included in other income (expense), net), and change in fair value of warrant liabilities. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.

Adjusted EBITDA margin means Adjusted EBITDA as a percentage of revenue determined in accordance with GAAP. We calculate Adjusted EBITDA margin by dividing Adjusted EBITDA by total GAAP revenue. We believe that Adjusted EBITDA margin helps us to better understand MariaDB’s normalized operating performance (excluding certain non-indicative items) in the context of GAAP revenue providing management with important supplemental information in understanding business efficiency and trends.

Our calculation of Adjusted EBITDA and Adjusted EBITDA margin may differ from how other companies, including companies in our industry, calculate these or similarly titled non-GAAP measures, which could reduce the usefulness of these measures as tools for comparison. Because of these limitations, when evaluating our performance, you should consider Adjusted EBITDA and Adjusted EBITDA Margin alongside other financial performance measures, including our net loss and other GAAP results.

	For the three months ended December 31,
($ in thousands)	2022	2021
Net Loss	$(13,042)	$(12,182)
Adjustments:
Interest expense	232	721
Income tax expense (benefit)	56	(15)
Depreciation and amortization	238	143
Stock-based compensation	616	129
Change in fair value of warrant liabilities	(1,731)	120
Other expense, net	1,829	39
Adjusted EBITDA	$(11,802)	$(11,045)

Net Loss Margin	(101.9)%	(113.9)%
Adjusted EBITDA Margin	(92.2)%	(103.2)%

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations, and other commitments, with cash flows from operations and other sources of funding. Our primary short-term requirements for liquidity and capital relate mainly to employee compensation and benefits, funds for general working capital, and debt interest payments. Our primary long-term liquidity needs are related to potential acquisitions and the repayment of our loan. Our ability to expand and grow our business will depend on many factors, including working capital needs and the evolution of our operating cash flows.

As of December 31, 2022, our primary sources of liquidity are from the collection of proceeds from the subscriptions of customers and cash generated from financing activities. Cash generated from financing activities through December 31, 2022 primarily includes $10.5 million in net proceeds from the PIPE Investment and issuance of Ordinary Shares upon the consummation of the Business Combination, net of fees and expenses paid at closing of the Business Combination.

We have incurred losses and generated negative cash flow from operations since inception, including during the quarters ended December 31, 2022 and 2021, as well as during the years ended September 30, 2022 and 2021. As of December 31, 2022, we had an accumulated deficit of $213.4 million.

As of December 31, 2022, we had $27.9 million in cash and cash equivalents. Without financing that we are currently seeking, we do not believe our existing cash and cash equivalents, cash provided by sales of database subscriptions, and sales of our services will be sufficient to meet our projected operating requirements and capital expenditures over the next 12 months following the date on which the Unaudited Condensed Consolidated Financial Statements were issued. We believe that without sufficient financing there is doubt about our ability to continue as a going concern. As a result of our growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations will continue in the future. Our future capital requirements may depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, increased costs associated with being a public company, the need for necessary technology and operating and controls infrastructure to support our business and compliance, the introduction of new and enhanced database features and functionality, and the continued market adoption of our database solutions. We may in the future pursue acquisitions of businesses, technologies, assets and talent, which may also require additional capital.

We have not been and are not currently profitable and cannot provide assurance that we will ever be profitable. We are currently seeking additional financing to meet our projected working capital, operating, and debt repayment needs for periods after September 30, 2023. Our liquidity may be significantly affected because of our access to cash through debt or equity markets potentially proving challenging due to recent volatility in the capital markets, the rising interest rate environment, changes in customer traffic, higher costs due to inflation, and labor shortages. Additional financing from outside sources may not be available on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies or businesses, our competitive position could weaken, and our business, growth prospects, financial condition, and results of operations could be materially adversely affected. See Note 1 to our Unaudited Condensed Consolidated Financial Statements for additional information on this assessment.

Additionally, as noted in Note 2 to our Unaudited Condensed Consolidated Financial Statements, approximately 57.1% of our accounts receivable are concentrated in a single customer. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position. We have generally been able to collect our accounts receivable in the ordinary course of business. See additional considerations over customer credit risk herein under "Credit Risk."

Deferred Revenue

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our unaudited condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of December 31, 2022, we had total deferred revenue of $45.7 million, and a remaining performance obligation of $68.2 million. We expect to recognize revenue on approximately 42.7% of these remaining performance obligations over the next 12 months. Our subscription contracts are recognized ratably over the contract terms; accordingly, the majority of our noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months, with the remainder recognized thereafter.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Leases

We have non-cancelable operating lease contracts primarily for facilities for office use expiring from April 2023 to October 2024, some of which include options to extend the lease. Leases of facilities generally have lease terms between 1 and 5 years. During the first quarter of fiscal year 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Legacy MariaDB audited consolidated financial statements for the fiscal year ended September 30, 2022, included in Form 8-K, filed on December 22, 2022.

Debt

R&D loan

On April 1, 2015, we entered into a R&D loan agreement with the Finnish State Treasury (the “R&D Loan”) in the aggregate amount of €0.5 million for research and development purposes. The R&D Loan accrued interest at 1.0% per annum with a maturity date of November 9, 2022. These funds were used to support our R&D efforts.

The Company fully repaid the R&D Loan on the maturity date.

Loan facility agreement with European Investment Bank

On April 7, 2017, we entered into a loan facility agreement (the “Facility”) with EIB in the aggregate principal amount not exceeding €25 million for the purpose of financing certain research and development and growth-related expenditures. The Facility is structured partly as a capital loan of €10 million (“Capital Loan”), and partly as a term loan of €15 million (“Term Loan”).

The Term Loan was disbursed on October 11, 2019 and has a maturity date of October 11, 2023. The Term Loan accrues interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the quarters ended December 31, 2022 and 2021 was 6.0%. As of December 31, 2022, we had an aggregate principal amount of $16.1 million (€15 million) of current debt.

The Capital Loan was disbursed on April 28, 2017 and had an original maturity date of April 28, 2021. No interest was required to be accrued or paid on the Capital Loan under its original terms. On April 26, 2021, the Capital Loan was amended to extend the maturity date to the earlier of (i) December 31, 2021 or (ii) the date falling 15 days after a new equity financing, and required interest accruing at a rate of 12.0% per annum from April 28, 2021 through maturity.

In December 2021, we amended our Facility to extend the maturity date of the Capital Loan to the earlier of (i) June 30, 2022 or (ii) 30 days after a new equity financing. On March 2, 2022, in connection with the Series D Preferred Shares financing, the Capital Loan became due and we repaid the outstanding principal of $11.6 million and accrued interest of $1.1 million.

Under the terms of the Facility, EIB was issued 2017 Series C Warrants with a put option. The original terms provided EIB the right (no earlier than 30 days prior to the maturity date of the Capital Loan) to require us to purchase a substantial portion of the warrants, with our obligation capped at the maximum amount of €8 million in connection with the exercise of the put option. On August 8, 2022, we received written notice from EIB exercising its put option under its 2017 Series C Warrants described in Note 6 to our Unaudited Condensed Consolidated Financial Statements. As a result of EIB’s exercise of its put option, we were required to repurchase 5,000,194 Legacy MariaDB warrants at the maximum purchase price of €8 million. During the fourth quarter of the year ended September 30, 2022, we net settled the Legacy MariaDB Warrants (defined below) subject to the put option at a purchase price of $7.7 million. The remaining 2017 Series C Warrants held by EIB were settled in the first quarter of 2023 upon consummation of the Business Combination as described in Note 6 to our Unaudited Condensed Consolidated Financial Statements.

Cash Flows

The following table presents a summary of our cash flows for the three months ended December 31, 2022 and 2021:

	For the three months ended December 31,
	2022	2021
Net cash provided by (used in)		(in thousands)
Operating activities	$(14,070)	$(6,571)
Investing activities	$25,943	$(95)
Financing activities	$9,429	$5,803

Operating activities

Cash used in operating activities consists mainly of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation of property and equipment, changes in fair value of warrant liabilities, amortization of acquired intangible assets, non-cash operating lease costs, amortization of deferred commissions, amortization of debt discount, loss on extinguishment of debt, net foreign exchange differences, and changes in operating assets and liabilities during the period.

For the three months ended December 30, 2022, cash used in operating activities was $14.1 million, primarily consisting of our net loss of $13.0 million, adjusted for non-cash losses of $0.5 million, offset by net cash outflows of $1.5 million related to changes in our operating assets and liabilities. Non-cash losses included $1.3 million of unrealized foreign currency losses, offset by a change in the fair value of warrant liabilities of $1.7 million and non-cash investment income of $0.9 million and other normal recurring non-cash charges. The main driver of the changes in operating assets and liabilities was a result of an increase in accounts receivable and other current assets, offset by a corresponding increase in deferred revenue.

For the three months ended December 30, 2021, cash used in operating activities was $6.6 million, primarily consisting of our net loss of $12.2 million, adjusted for non-cash charges of $1.1 million and net cash inflows of $4.5 million provided by changes in our operating assets and liabilities. The main driver of the changes in operating assets and liabilities was an inflow resulting primarily from increased accrued liabilities and accounts payable, as well as a decrease in accounts receivable.

Investing activities

Cash provided by investing activities for the three months ended December 30, 2022 was $25.9 million, resulting primarily from the sale of remaining short-term investments, as discussed in Note 2 of our Unaudited Condensed Consolidated Financial Statements.

Cash used in investing activities during the three months ended December 30, 2021 was $0.1 million, resulting from the purchase of property and equipment to support operations.

Financing activities

Cash provided by financing activities for the three months ended December 30, 2022 totaled $9.4 million and consisted of proceeds received from the Business Combination of $10.5 million and proceeds received from the exercise of warrants of $2.9 million, offset by payment of offering costs of $3.6 million, settlement of warrant liabilities of $0.4 million relating to warrant rights redeemed, and repayment of borrowings of $0.1 million.

Cash provided by financing activities for the three months ended December 30, 2021 was $5.8 million and consisted of net proceeds from the issuance of convertible notes of $5.0 million and proceeds from stock options exercises of $0.9 million, offset by repayment of borrowings of $0.1 million.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results and condition could differ from these estimates.

While our significant accounting policies are more fully described in Note 2 to our Unaudited Condensed Consolidated Financial Statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates and therefore involve a greater degree of estimation uncertainty.

Revenue Recognition

We derive our revenue from (1) database-related subscription solutions, including term license and post-contract customer support, (2) consumption-based database-as-a-service offerings, and (3) professional services that include remote database administration, engineering architecture, software installation, monitoring, maintenance, and reporting, in addition to other services including consulting and training.

We recognize revenue in accordance with Accounting Standards Codification, Revenue from Contracts with Customers, when a contract with a customer exists, the control of the promised goods or services is transferred to our customers and the performance obligation has been satisfied, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The determination of distinct performance obligations may require judgment.

Our contracts with customers often contain multiple performance obligations that require an allocation of the transaction price to each performance obligation based on a relative standalone selling price. If the standalone selling price is not determinable, an estimate is used. We recognize revenue as the performance obligation is satisfied.

Determining whether products and services are considered distinct performance obligations that should be accounted for separately, versus together, may require judgment. For arrangements that contain multiple performance obligations we allocate the transaction price to the various performance obligations based on standalone selling price, or SSP. Therefore, judgment is required to determine SSP for each distinct performance obligation. We utilize several inputs when determining SSP, including sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions and data, including the geographic locations in which the products and services are sold, the useful life of our products, and market data. We may modify our go-to-market practices in the future, which may result in changes to SSP for one or more of our performance obligations. Any such changes to SSP could impact the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement.

We have certain revenue contracts that involve the use of third-party vendors. As part of our product and service offerings, we offer our customers with optional add-on tools that enable customers to utilize these third-party applications with our products. As such, these contracts with customers involve both the purchase and sale of services with the third-party vendor counterparty. In these arrangements, we assess each contract to determine if the revenue and expense should be presented on a gross or net basis. The determination as to whether revenue should be reported gross of amounts billed to customers (gross basis) or net of payments to the third vendors (net basis) requires judgment, which is based on our assessment of whether we are acting as the principal or an agent in the transaction. We have determined that we act as the principal with the optional add-on tools provided by vendors because we are the primary obligor in the arrangement, we direct the use of the add-on features, we establish pricing, and we establish and maintain a direct relationship with the customer. Based on these and other factors, we report revenue from contracts that involve the use of third-party vendors on a gross basis.

Goodwill Impairment Assessment

Goodwill represents the excess of cost over fair value of identified assets acquired and liabilities assumed by MariaDB in an acquisition of a business. The determination of the value of goodwill and intangible assets arising from a business combination requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. We test goodwill for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We use qualitative factors to determine whether it is more likely than not (likelihood of more than 50%) that the fair value of a reporting unit exceeds its carrying amount, including goodwill. Some of the qualitative factors considered in applying this test include consideration of macroeconomic conditions, industry and market conditions, cost factors affecting the business, and overall financial performance of the business. If qualitative factors are not deemed sufficient to conclude that it is more likely than not that the fair value of the reporting unit exceeds its carrying amount, then a one-step approach is applied in making an evaluation. The evaluation utilizes multiple valuation methodologies, including a market approach (market price multiples of comparable companies) and an income approach (discounted cash flow analysis). The computations require management to make significant estimates and assumptions, including, among other things, selection of comparable companies, the discount rate applied to future earnings reflecting a weighted average cost of capital, and earnings growth assumptions. A discounted cash flow analysis requires management to make various assumptions about future sales, operating margins, capital expenditures, working capital and growth rates. If the evaluation results in the fair value of the reporting unit being lower than the carrying value, an impairment charge is recorded.

Changes in the technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operating expenses will not occur as a result of future goodwill impairment tests. To date, we have not recorded any impairment charges related to our goodwill.

Warrant Liabilities

As discussed in Note 6 to our Unaudited Condensed Consolidated Financial Statements, the Legacy MariaDB preferred share warrants were either settled or converted into MariaDB plc Ordinary Share warrants through the Business Combination (referred to as the “Legacy MariaDB Warrants”). Further, the Company assumed Private Warrants and Public Warrants through the Business Combination. The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity. The Company concluded that the Legacy MariaDB Warrants and the Public and Private Warrants do not meet the conditions to be classified in equity. Since the Legacy MariaDB Warrants and the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the unaudited condensed consolidated statement of operations and comprehensive loss at each reporting date.

The Company estimates the fair value of the Legacy MariaDB Warrants using the Black-Scholes option pricing model and assumptions that are based on the individual characteristics and provisions of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life, yield, and risk-free interest rate. The Company estimates the fair value of the Public Warrants based on the observable market quote in an active market under the ticker MRDB.WS. As the transfer of Private Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Warrant is equivalent to that of each Public Warrant, with an insignificant adjustment for short-term marketability restrictions. The Company continues to adjust the liability for changes in fair value until the earlier of the exercise of the warrants, the expiration of the warrants, or until such time as the warrants are no longer considered a liability.

Stock Based Compensation

In connection with the Business Combination, the equity awards issued and outstanding under the Legacy Plans discussed in Note 2 to our Unaudited Condensed Consolidated Financial Statements (each, a "Legacy MariaDB Equity Award") were automatically converted into an equity award to be settled in MariaDB plc Ordinary Shares generally on the same terms and conditions as were applicable to such Legacy MariaDB Equity Award immediately prior to the Business Combination. As of December 31, 2022, stock options are the only type of share-based payment that has been granted under the Company's plans.

We recognize stock-based compensation expense for all equity awards based on the grant-date fair value of the awards. We use the Black-Scholes option pricing model for valuing stock option awards. The fair value of an award is recognized as an expense ratably over the requisite service period. We account for forfeitures as they occur.

The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying Ordinary Shares, the expected term of the option, the expected volatility of the market, risk-free interest rates, and the expected dividend yield of our Ordinary Shares. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment.

Common Stock Share Valuations

Prior to the Business Combination, the fair value of the Legacy MariaDB Ordinary Shares underlying our Legacy MariaDB Equity Awards was determined by our board of directors with input from management and corroboration from contemporaneous third-party valuations. We believed that our board of directors had the relevant experience and expertise to determine the fair value of our Legacy MariaDB Ordinary Shares. Given the absence of a public trading market of our Legacy MariaDB Ordinary Shares, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our Legacy MariaDB Ordinary Shares at each grant date. These factors included:

●	Contemporaneous valuations of our Legacy MariaDB Ordinary Shares performed by independent third-party specialists;
●	The prices, rights, preferences, and privileges of our Legacy MariaDB Preferred Shares relative to those of our Legacy MariaDB Ordinary Shares;
●	The prices paid for Legacy MariaDB Ordinary Shares or Legacy MariaDB Preferred Shares sold to third-party investors by us and prices paid in secondary transactions for shares repurchased by us in arm’s-length transactions, including any tender offers;
●	The lack of marketability inherent in our Legacy MariaDB Ordinary Shares;
●	Our actual operating and financial performance;
●	Our current business conditions and projections;
●	The hiring of key personnel and the experience of our management;
●	The history of our company and the introduction of new products;
●	Our stage of development;
●	The likelihood of achieving a liquidity event, such as an initial public offering (IPO), a merger, or acquisition of our company given prevailing market conditions;
●	The operational and financial performance of comparable publicly traded companies; and
●	The U.S. and global capital market conditions and overall economic conditions.

In valuing our Legacy MariaDB Ordinary Shares, the fair value of our business was determined using various valuation methods, including combinations of income and market approaches with input from management. The income approach estimates value based on the expectation of future cash flows that a company will generate. These future cash flows are discounted to their present values using a discount rate that is derived from an analysis of the cost of capital of comparable publicly traded companies in our industry or similar business operations as of each valuation date and is adjusted to reflect the risks inherent in our cash flows. The market approach estimates value based on a comparison of our company to comparable public companies in a similar line of business. From the comparable companies, a representative market value multiple is determined and then applied to the subject company’s financial forecasts to estimate the value of our company.

For each valuation, the fair value of our business determined by the income and market approaches was then allocated to the Legacy MariaDB Ordinary Shares using either (1) current value method, (2) the probability-weighted expected return method, or the (3) the option-pricing method. Based on the analysis of these allocation methods, it was concluded that the Option Pricing Method was the most likely to provide meaningful valuation information.

Application of these approaches and methodologies involved the use of estimates, judgments, and assumptions that were highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable public companies, and the probability of and timing associated with possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impacted our valuations as of each valuation date and may have had a material impact on the valuation of our Legacy MariaDB Ordinary Shares.

For valuations after the closing of the Business Combination, our board of directors determines the fair value of each Ordinary Share based on the closing price of our Ordinary Shares as reported on the date of grant.

Income Tax Provision

The provision for income taxes in the historical consolidated statements of operations and comprehensive loss consists of local and foreign income taxes. Since the Business Combination, we have been subject to U.S. federal and state income taxes, in addition to local and foreign income taxes, with respect to our allocable share of any taxable income that flows through to its interest holders, including us.

Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted.

Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies, and recent financial performance. As we have sustained a cumulative pre-tax loss, we considered it appropriate to maintain a full valuation allowance against our deferred tax assets at December 31, 2022 and September 30, 2022, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance could result in the recognition of certain deferred tax assets and liabilities in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

U.S. GAAP requires us to recognize tax benefits in an amount that is more-likely-than-not to be sustained by the relevant taxing authority upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the combined financial statements. We recognize interest and penalties, if any, related to unrecognized tax benefits as general and administrative expenses in the unaudited condensed consolidated statements of operations. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.

As of September 30, 2022, we had U.S. federal net operating losses carryforwards and U.S. state net operating losses carryforwards which begin to expire in 2030, unless previously utilized. Utilization of the federal and state net operating losses carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating losses carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. We have not performed an analysis to determine whether our net operating losses and tax credit carryforwards are subject to an annual limitation under Sections 382 of the Code.

In addition, as of September 30, 2022 we had foreign net operating losses carryforwards which begin to expire in 2023. We have determined that our Finnish net operating losses carryforwards will be forfeited as a result of the Business Combination and will therefore not be available to offset our future Finnish taxable income upon consummation of the Business Combination.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under U.S. GAAP. We review our tax positions quarterly and adjust our tax balances as new information becomes available.

Business Combinations

We apply the provisions of ASC 805, Business Combinations, in accounting for our acquisitions. We allocate the fair value of purchase consideration to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess fair value of purchase considerations over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, our management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, expected future cash flows, discount rates, customer attrition rates, and useful lives. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the business acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of a business acquisition’s measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Although we believe that the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

Recent Accounting Pronouncements

For more information, see Note 2 to our Unaudited Condensed Consolidated Financial Statements.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the JOBS Act. The JOBS Act provides that an “emerging growth company” can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an “emerging growth company” to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, for new or revised accounting standards applicable to public companies, we will be subject to an extended transition period until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an “emerging growth company” or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Ordinary Shares that is held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) September 30, 2026.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Credit, Interest Rate, and Foreign Currency Exchange Risk

Credit Risk

Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We have established policies and procedures relating to customer credit risk.

As of December 31, 2022 one customer accounted for 57.1% of our accounts receivable balance. As of September 30, 2022, no single customer exceeded 10% of our accounts receivable. Based upon performing ongoing credit evaluations and our past collection experience, we believe that the receivable balances from our largest customer does not represent a significant credit risk, although we continue to actively monitor creditworthiness and economic conditions that may affect our customer's business and access to capital. Further, we are monitoring the current global economic conditions, including credit markets and other factors, as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

Interest Rate Risk

As of December 31, 2022, we had cash and cash equivalents of $27.9 million. Currently, these funds are held in cash accounts. Currently we have little exposure to market risk due to fluctuations in interest rates but may in the future depending on our cash management strategy. The rate of interest on our EIB Term Loan that was disbursed on October 11, 2019 is not tied to fluctuations in interest rates; therefore, any change in market rates is not expected to impact the current interest rate on the Term Loan.

Foreign Currency Exchange Risk

We conduct business in several locations outside of the U.S. with a portion of our operating expenses denominated in the currencies of the countries in which our operations are located. These include Europe, United Kingdom, Canada, and India, among others. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. We have experienced and will continue to experience fluctuations in foreign exchange gains (losses) related to changes in foreign currency exchange rates, which may be significant. In the event our foreign currency denominated assets, liabilities, revenue, or expenses increase, our results of operations may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer (who for purposes of the Company’s disclosure controls and procedures performs similar functions as a principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

Limitations on Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Refer to Note 10 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings and other similar matters in which we may be involved from time to time.

Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, cash flows, and prospects. Our actual results and performance may differ materially from any future results and performance expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this report titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risks Related to Our Business and Industry

We have a limited operating history, which makes it difficult to predict our future results of operations.

Legacy MariaDB, our predecessor, was incorporated in 2010 and our software and services have evolved significantly since its inception, with MariaDB Enterprise being introduced in 2019 and MariaDB SkySQL being introduced in 2020. As a result of our limited operating history and our introduction of new software and services, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to accurately predict future growth. Our historical revenue growth has fluctuated in prior periods and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products and related services, reduced adoption of paid subscriptions and services by users of the MariaDB Community Server, increasing competition, changes to technology or our intellectual property or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of losses, and as our costs increase, we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses in each period since Legacy MariaDB’s incorporation in 2010, including net losses of $12.2 million and $13.0 million for the three months ended December 21, 2021 and 2022, respectively, and $30.8 million, $25.4 million and $48.7 million for the fiscal years ended September 30, 2020, 2021 and 2022, respectively. We expect our operating expenses to increase significantly as we continue to invest in our sales force and marketing efforts to enhance market awareness of our products and services globally, in our research and development organization in order to deliver enhancements, additional features and capabilities for our cloud and on-premise products and services, and in generally expanding our operations and infrastructure both domestically and internationally as we further scale our business. In addition, we expect to incur significant additional legal, accounting, and other expenses related to being a public company. As a result of these continued investments to scale our business in these areas, we do not expect to be profitable for the foreseeable future. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, our losses in future periods may be larger than we currently expect and we may not be able to achieve and maintain profitability. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

Our auditors have made reference to the material uncertainty as to our ability to continue as a going concern, and there is no assurance that we will be able to continue as a going concern.

We have determined that there is material uncertainty as to our ability to continue as a going concern and our external auditors have included a reference as to this matter in their audit report on Legacy MariaDB’s consolidated financial statements as of and for the fiscal year ended September 30, 2022. Our unaudited consolidated financial statements included elsewhere in this report and the audited consolidated financial statements of Legacy MariaDB as of and for the fiscal years ended September 30, 2022 and 2021 included in our Current Report on Form 8-K filed with the SEC on December 22, 2022 were prepared assuming that we will continue as a going concern. Because we have determined that a material uncertainty exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. In addition, since we have determined that an uncertainty exists about our ability to continue as a going concern, this typically results in greater difficulty in obtaining loans than businesses that do not have a qualified auditor’s opinion. Further, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.

There is substantial doubt about our ability to continue as a going concern and we are currently seeking additional capital to continue and support our operations and grow our business; we cannot be certain that additional capital will be available on reasonable terms when required, or at all.

As of December 31, 2022, we had an accumulated deficit of $213.4 million and $27.9 million in cash and cash equivalents. As described in Note 1 to our unaudited condensed consolidated financial statements that are included elsewhere in this report, we determined that our current cash and cash equivalents would not be sufficient to fund our operations, including capital expenditure requirements for at least 12 months from the date those unaudited condensed consolidated financial statements were issued (February 13, 2023), raising substantial doubt about our ability to continue as a going concern. We anticipate that our cash, cash equivalents, and cash provided by sales of database subscriptions and services will not be sufficient to meet our projected working capital and operating needs. We are currently seeking additional capital to meet our projected working capital, operating, and debt repayment needs for periods after September 30, 2023. Historically, Legacy MariaDB funded its operations primarily through equity and debt financings and payments by its customers for use of its products and related services. Going forward, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. In addition to general operations, we expect to require significant additional capital investments for research and development, including for the purpose of further developing our intellectual property and other proprietary technologies.

Further, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we will need to secure additional capital through equity or debt financings. Such additional capital may not be available on terms acceptable to us, if at all. Our access to capital through debt or equity markets could prove challenging due to recent volatility in the capital markets, the rising interest rate environment, changes in customer traffic, higher costs due to inflation, and labor shortages. If we raise additional equity-related capital, existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of ordinary shares. We face restrictions on our ability to obtain debt financing by the restrictive covenants under the agreements governing our outstanding indebtedness, including the loan facility with the European Investment Bank, and any failure to comply with these covenants could harm our business, results of operations and financial condition. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional debt financing on terms that are favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed. In addition, because any decision to issue securities in the future to raise capital will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future issuance of debt or equity securities. As a result, our shareholders would bear the risk of future issuances of debt or equity securities that may reduce the value of ordinary shares and dilute existing interests.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will actually subscribe to our products and services or generate any particular level of revenue for us. Failure to achieve estimated growth could have an adverse impact on our financial results and condition and could cause our actual results to be materially different from those projected. Even if the market in which we compete meets the size estimates and growth forecasted in this report, our business could fail to grow for a variety of reasons, which would adversely affect our business, results of operations and financial condition.

The Database-as-a-Service (DBaaS) and cloud deployment models for our products and services are relatively new and evolving, and our future success depends on the growth and expansion of this market.

The DBaaS and cloud deployment models for our products and services within the Relational Database Management System, or RDBMS, market are relatively new and evolving. It is uncertain whether this market will continue to grow, and even if it does grow, how rapidly it will grow, or whether our products and services will be more widely adopted. For example, many enterprises have invested substantial resources into legacy database solutions and may be reluctant or unwilling to migrate to or invest in alternative solutions like ours. Even if these enterprises are willing to migrate to or invest in alternative solutions, they may choose solutions provided by our competitors on the basis of functionality, brand recognition, price or other factors. Accordingly, any predictions or forecasts about our future growth, revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to other offerings and the selection of our products and services over competing offerings that may have similar functionality. Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services, or the development of other competing offerings based on entirely new technologies. For example, we currently derive and expect to continue to derive a majority of our revenue and cash flows from subscriptions to and services related to, our MariaDB Enterprise product. Demand for our products is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, such as MariaDB SkySQL, may replace a portion of customer spend on existing products like MariaDB Enterprise. If the market for database solutions, and for relational database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, results of operations, financial condition and growth prospects would be adversely affected.

Our success is highly dependent on our ability to penetrate the existing market for database products, as well as the growth and expansion of the market for database products.

Our future success will depend in large part on our ability to service existing demand, as well as the continued growth and expansion of the market for database solutions, particularly relational and cloud-based database products. It is difficult to predict demand for our offerings, the conversion from one to the other and related services and the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing database market and any expansion of the market depends on a number of factors, including cost, performance and perceived value associated with our products. Furthermore, many of our potential customers have made significant investments in relational databases from traditional providers, such as offerings from IBM, Microsoft and Oracle, and may be unwilling to invest in new products. If the market for database solutions fails to grow at the rate that we anticipate or decreases in size or we are not successful in penetrating the existing market, our business would be harmed.

We have experienced significant growth in recent periods. If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve our results of operations, maintain high levels of service or adequately address competitive challenges.

We have recently experienced a period of significant growth in our business, operations and employee headcount. For the three months ended December 31, 2022 and 2021, our revenue was $12.8 million and $10.7 million, respectively, representing year-over-year growth for that period of 19.7%, and for the fiscal years ended September 30, 2022, 2021 and 2020, our revenue was $43.7 million, $36.0 million and $30.0 million, respectively, representing year-over-year growth of 21.3% from 2021 to 2022 and 19.9% from 2020 to 2021. We have also significantly increased the size of our customer base from 442 customers as of September 30, 2019 to 700 customers as of December 31, 2022, and we increased the size of our workforce by 142 employees from August 1, 2019 to December 31, 2022. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.

Our recent growth has placed, and future growth will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial and management processes and controls, and our reporting systems and procedures to manage the expected growth of our operations and personnel, and to meet the demands of being a public company, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and services could suffer, the preservation of our culture, values and entrepreneurial environment may change and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.

We recently implemented a reduction in force plan, which we cannot guarantee will achieve its intended result.

In the first quarter of fiscal 2023, we began implementing a reduction in force plan to achieve cost reduction goals and to focus the Company on key initiatives and priorities. This program included a reduction in force of 26 persons. Our reduction in force activities may subject us to litigation risks and expenses. These activities do not provide us any assurance that additional restructuring actions, which may include changes in force, will not be needed in the future. In addition, these activities may have other consequences, such as attrition beyond our planned reduction in force, a negative effect on employee morale and productivity, or our ability to attract highly skilled employees. Our competitors may also use our reduction in force plans to seek to gain a competitive advantage over us. As a result, our reduction in force plans may adversely affect our revenue, expenses and other operating results in the future .

The database software market is highly competitive, and we face significant competition.

The database software market, for both relational and non-relational database products, is highly competitive, rapidly evolving and others may offer competing database solutions or sell services in connection with existing open source databases, including ours. The principal competitive factors in our market include: mindshare with software developers and IT executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment model, including in the cloud, on-premise or in a hybrid environment; ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price; overall cost of use; adherence to industry standards and certifications; size of customer base and level of user adoption; strength of subscription sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our operating results to suffer.

We primarily compete with legacy relational database software providers such as IBM, Microsoft and Oracle, as well as providers of NoSQL database solutions, such as MongoDB and Couchbase. We also compete with public cloud service providers such as Amazon Web Services (AWS), Google Cloud, Microsoft Azure, Alibaba Cloud, IBM Cloud and Oracle Cloud, that offer database functionalities or managed database services based on a variety of database technologies (including open source databases such as MySQL, MariaDB, or PostgreSQL). In the future, other large software and internet companies may seek to enter our market. Additionally, potential customers may also adopt other open-source relational database offerings, such as PostgreSQL and MySQL.

Currently, we offer our products on the public clouds provided by AWS and Google Cloud. There is risk that one or more of the public cloud providers could use their respective control of their public clouds to embed innovations or privileged interoperating capabilities in competing products, bundle competing products, provide us unfavorable pricing, leverage their public cloud customer relationships to exclude us from opportunities, and treat us and our customers differently with respect to terms and conditions or regulatory requirements than they would treat similarly situated customers. It is possible for existing and potential competitors, including those with greater resources than ours, to develop their own open source or hybrid proprietary and open source database offerings, potentially reducing the demand for, and putting price pressure on, our products and services. In particular, because MariaDB Community Server and several of our core products are licensed on an open source basis, the large public cloud providers and other potential competitors may develop new database services based on such MariaDB licensed open source technology that compete with our products and services, particularly if customers do not value the differentiation of our services or proprietary components. For instance, public clouds such as AWS and Azure currently use a version of the open source MariaDB Community Server to provide basic database functionality on their cloud service platforms, and could in the future further develop their own enhanced database-as-a-service offerings built on MariaDB open source technology. Further, our competitors may have the resources to acquire or partner with existing and emerging providers of competing technology and thereby accelerate adoption of those competing technologies. All of the foregoing could make it difficult or impossible for us to provide products and services that compete favorably with those of the public cloud providers.

Some of our actual and potential competitors, in particular the legacy relational database providers, have advantages over us, such as longer operating histories, more established relationships with current or potential customers and commercial partners, significantly greater financial, technical, marketing or other resources, stronger brand recognition, larger intellectual property portfolios and broader global distribution and presence. Such competitors may make their products available at a low cost or no cost basis in order to enhance their overall relationships with current or potential customers. Our competitors may also be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, laws and regulations or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. In addition, some of our larger competitors have substantially broader offerings and can bundle competing products with hardware or other software offerings, including their cloud computing and customer relationship management platforms. As a result, customers may choose a bundled offering from our competitors, even if individual products have more limited functionality compared to our software. These larger competitors are also often in a better position to withstand any significant reduction in technology spending, and will therefore not be as susceptible to competition or economic downturns. In addition, some competitors may offer products or services that address one or a limited number of functions at lower prices, with greater depth than our products or in geographies where we do not operate.

Furthermore, our actual and potential competitors may establish cooperative relationships among themselves or with third parties that may further enhance their resources and offerings in the markets we address. In addition, third parties with greater available resources may acquire current or potential competitors. As a result of such relationships and acquisitions, our actual or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their products, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. For all these reasons, competition may negatively impact our ability to maintain and grow consumption of our products and services or may put downward pressure on our prices and gross margins, any of which could materially hurt our reputation, business, results of operations or financial condition.

If we are not able to maintain and enhance our brand, including among developers, our business and operating results may be adversely affected.

We believe that developing and maintaining widespread awareness of our brand, including with developers, is critical to achieving widespread acceptance of our products and services and attracting new customers. Our brand promotion activities may not be successful at attracting developers or customers. In addition, independent industry analysts often provide reports of our products and services, as well as the offerings of our competitors, and perception of our products and services in the marketplace may be significantly influenced by these reports. If these reports are negative, or less positive as compared to those of our competitors, our reputation and brand may be adversely affected. If we fail to successfully promote and maintain our brand, we may fail to attract or retain the developers and customers necessary to realize a sufficient return on our brand-building efforts, or to achieve the widespread brand awareness that is critical for broad adoption of our products.

If we are unable to establish name recognition and differentiate our products and services based on our brand, then we may not be able to compete effectively and our business may be adversely affected. The maintenance and promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, we expand into new geographies, and markets and more sales are generated through our partners. Because our technology, including the MariaDB Community Server, is available on an open source basis, other companies may promote it as part of their other commercial products and services, which may lead to market confusion and dilution of the MariaDB brand. For instance, public clouds, including AWS and Azure, offer managed database services based on the MariaDB Community Server through their platforms using the MariaDB trademark without licenses or other agreements with us beyond the open source license to the MariaDB Community Server. Additionally, we may be unable to successfully differentiate our brand from the activities of the MariaDB Foundation, which was established to steward the MariaDB Open Source Project. While we have been a long-term sponsor of the MariaDB Foundation, the foundation is a distinct entity that operates separately from us. Our brand promotion activities may not generate customer awareness or yield increased revenue. In addition, any increase in revenue from such brand promotion initiatives may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, we may have reduced pricing power relative to our competitors, we could lose customers, and we could fail to attract new customers or expand sales to our existing customers, all of which may materially and adversely affect our business, financial condition and results of operations.

If we are not able to provide successful enhancements, new products, services and features to keep pace with technological changes and developments by our competitors, our business could be adversely affected.

The market for database solutions is characterized by frequent product and service introductions and enhancements, changing user demands and rapid technological change. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. The success of our business will depend, in part, on our ability to adapt and respond effectively and timely to these changes. We invest substantial resources in researching and developing new products and services and enhancing our solutions by incorporating additional features, improving functionality, and adding other improvements to meet our customers’ evolving demands in our highly competitive industry. If we cannot provide enhancements and new features or services that achieve market acceptance or that keep pace with rapid technological developments and the competitive landscape, our business could be adversely affected. The success of any enhancements or improvements to, or new features of, our marketplace or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with new and existing technologies in our marketplace and third-party partners’ technologies, overall market acceptance and resulting user activity that is consistent with the intent of such products or services. In addition, if new technologies emerge that allow our competitors to deliver similar services at lower prices, more efficiently, more conveniently or more securely, such technologies could adversely impact our ability to compete.

Our business and results of operations depend substantially on our customers renewing their subscriptions with us and expanding their use of our database products and related services. Any decline in our customer renewals or failure to convince our customers to broaden their use of our products and related services would harm our business, results of operations and financial condition.

Our MariaDB Enterprise Server and certain other database products are available by subscription only, while our cloud-based MariaDB SkySQL product is available through subscriptions on either a pay-as-you-go or on a one- or multi-year subscription basis with pricing discounts. Many of our subscription contracts for MariaDB Enterprise Server and MariaDB SkySQL were one year in duration in fiscal quarter ended December 31, 2022, as well as in the fiscal year ended September 30, 2022. For us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms and expand the products and services they use. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including because of changes in their strategic IT priorities, budgets, costs, and, in some instances, due to competing solutions. Our revenue retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of database products and related services, our business, results of operations and financial condition may be adversely affected.

In addition, the growth of our business may depend in part on how successful we are at convincing customers of our MariaDB SkySQL, which is available on a pay-as-you-go basis, to enter into one- or three-year commitments for this product. Since MariaDB SkySQL is a relatively new product, we do not have significant experience marketing and selling this product. Consequently, it is difficult to predict whether we will be successful in convincing customers to enter into longer-term commitments for that product or renew their commitments. If we are not, our revenues from MariaDB SkySQL may be more difficult to predict and our business, results of operations and financial condition may be adversely affected.

If we are unable to attract new customers in a manner that is cost-effective and assures customer success, we will not be able to grow our business, which would adversely affect our business, results of operations and financial condition.

In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. We may not be able to attract new customers for a variety of reasons, including as a result of their use of traditional relational or other database products, and their internal timing, budget or other constraints that hinder their ability to migrate to or adopt our products or services.

Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, for the three months ended December 31, 2021 and 2022, total sales and marketing expense represented 61.4% and 56.5% of revenue, respectively, and for the fiscal years ended September 30, 2020, 2021 and 2022, total sales and marketing expense represented 59.4%, 52.9% and 64.0% of revenue, respectively. If the costs of our sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our support organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.

If we are unable to maintain successful relationships with our partners and establish new partnerships, our business, results of operations and financial condition could be harmed.

We employ a go-to-market business model whereby a portion of our revenue is generated by subscriptions through or with our partners, including cloud partners, technology partners, consulting and service partners and distributer resellers, that further expand the reach of our direct sales force into additional geographies, sectors, industries, and channels. We have entered, and intend to continue to enter, into reseller relationships in certain international markets where we do not have a local presence. We provide certain partners with specific training and programs to assist them in offering our products and services, but these steps may prove ineffective, and restrictions on travel and other limitations because of the COVID-19 pandemic or other causes may undermine our efforts to provide training and build relationships. In addition, if our partners are unsuccessful in marketing subscriptions to our products and services, it would limit our planned expansion into certain geographies, sectors, industries, and channels. If we are unable to develop and maintain effective incentive programs for our partners, we may not be able to successfully incentivize these partners to sell our products and services to customers.

Some of our partners may also market, sell and support offerings that are competitive with ours, may devote more resources to the marketing, sales and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own or may cease selling our products and services altogether. Our partners could also subject us to lawsuits, potential liability and reputational harm if, for example, any of our partners misrepresents the functionality of our products and services to customers, violate laws or violate our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our partners, identifying additional partners and training our partners to independently sell our products and services. If our partners are unsuccessful in selling our products and services, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality partners in the regions in which we sell our products and services and keep them motivated to sell our products and services, our business, results of operations, financial condition and growth prospects could be adversely affected.

We have a limited history with our subscription-based and pay-as-you-go products and pricing models and if, in the future, we are forced to reduce prices for our products, our revenue and results of operations will be harmed.

We have limited experience with respect to determining the optimal prices for our subscription-based and pay-as-you-go products. As the market for database solutions evolves, or as competitors introduce new products or services that compete with ours, we may be unable to attract new customers or convert users of MariaDB Community Server, a free, open source database, to paying customers on terms or based on pricing models that we have used historically. In the past, we have been able to increase our prices for our subscriptions offerings, but we may choose not to introduce or be unsuccessful in implementing future price increases. As a result of these and other factors, in the future we may be required to reduce our prices or be unable to increase our prices, or it may be necessary for us to increase our services or product offerings without additional revenue to remain competitive, all of which could harm our business, results of operations and financial condition.

We recognize a majority of our revenue over the term of our customer contracts. Consequently, increases or decreases in new subscriptions may not be immediately reflected in our results of operations and may be difficult to discern.

We recognize portions of our subscription revenue from subscription customers ratably over the terms of their contracts. For example, a significant portion of our subscription contracts entered into in the three months ended December 31, 2022, as well as the fiscal year ended September 30, 2022, were one year in duration. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in subscriptions and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while most of the revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional subscriptions in any given period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.

Our sales cycle may be long and is unpredictable, and our sales efforts require considerable time and expense.

The timing of our subscriptions and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our offerings. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of paying for our products and services. The length of our sales cycle, from initial evaluation to payment for our offerings is on average about three months but can vary substantially from customer to customer or from application to application within a given customer. As the subscription to and deployment of our products can be dependent upon customer initiatives, our sales cycle can extend well beyond the three-month average for some customers. Customers often view a subscription to our products and services as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our product offering prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

●	the effectiveness of our sales force, in particular, new salespeople as we increase the size of our salesforce;
●	the discretionary nature of procurement and budget cycles and decisions;
●	the obstacles placed by a customer’s procurement process;
●	economic conditions and other factors impacting customer budgets;
●	customer evaluation of competing products during the purchasing process; and
●	evolving customer demands.

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized, particularly since we generally recognize revenue over the term of a subscription contract and when services are actually provided. These factors may result in lower than expected revenue in any given period, which would have an adverse effect on our business, results of operations and financial condition.

Our adoption strategies include offering MariaDB Community Server, and we may not be able to realize the benefits of these strategies.

To encourage developer usage, familiarity and adoption of our products, we promote MariaDB Community Server, an open source database that is available without cost. MariaDB Community Server is a free-to-download relational database that does not include all of the features of our subscription-based and pay-as-you-go products, such as MariaDB Enterprise and MariaDB SkySQL products, which integrate MariaDB Xpand, MariaDB ColumnStore, and MariaDB MaxScale. We do not know if we will be able to convert MariaDB Community Server users to and maintain them as paying customers of our subscription-based and pay-as-you-go products. Existing or potential customers may determine that the functionality of the MariaDB Community Server is sufficient for their needs and as a result may not convert from the use of MariaDB Community Server or may downgrade from our subscription-based MariaDB Enterprise or MariaDB SkySQL solutions to MariaDB Community Server. Our marketing strategy also depends in part on persuading users who use MariaDB Community Server to convince others within their organization to subscribe to our products. To the extent that users of MariaDB Community Server do not become and remain, or lead others to become and remain, paying customers, we will not realize the intended benefits of these strategies, and our ability to grow our business or achieve profitability may be harmed.

The open source MariaDB Community Server is available as a free-to-download product, which could negatively affect our ability to monetize and protect our products and intellectual property rights.

We make the MariaDB Community Server available for download under the GNU Public License v2, or GPLv2. Core parts of MariaDB Community Server are based on code owned by Oracle, but licensed mainly under GNU Public License v2 (GPLv2) and partly under Lesser/Library GPL v2 (LGPLv2 and, together with GPLv2, “Publicly Available Software”), which permits our use of such code. MariaDB Community Server is a free-to-download relational database that includes the core functionality developers need to get started with MariaDB but not all the plug-ins or services of our subscription-based and pay-as-you-go products. Per the terms of the license, our rights to use such code are not exclusive. Additionally, there are aspects of the code inside MariaDB Connectors that are based on code licensed under Publicly Available Software.

These open source licenses grant licensees broad freedom to view, use, copy, modify and redistribute the source code of MariaDB Community Server. Some commercial enterprises consider Publicly Available Software to be unsuitable for commercial use because of its “copyleft” requirement that further distribution of such software and modifications or adaptations to that software must be made available pursuant to the license as well. Anyone can obtain a free copy of the MariaDB Community Server from the internet, and we do not know who all of the licensees are nor do we have specific visibility into how the MariaDB Community Server is being used. Competitors could develop modifications based on the MariaDB Community Server that compete with our products in the marketplace.

In addition to the MariaDB Community Server, we contribute other source code to open source projects under open source licenses and release internal software projects under open source licenses, and we anticipate doing so in the future. Because the source code for MariaDB Community Server and any other software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to monetize and protect our intellectual property rights with respect to such source code may be limited or, in some cases, lost entirely.

Our decision to license source code to certain products under a source-available license, the Business Source License version 1.1, may harm the adoption of our source code for these products.

We offer certain of our products, including MariaDB MaxScale and MariaDB ColumnStore, under a source-available license, the Business Source License (“BSL”) version 1.1, as well as version 1.0 for previous versions of MariaDB MaxScale. Under our BSL licenses, licensees can copy, modify and redistribute the source code for such products for any non-production purpose. After a period of time, typically four years, our BSL license automatically converts to a GPL open source license. We believe that the move to BSL licensing enables us to fairly and transparently control commercialization of our source code for these products. However, BSL is not an open source license, which may negatively impact adoption of the source code for these products, reduce our brand and product awareness and ultimately negatively impact our ability to compete.

If we are not able to introduce new features or services successfully and to make enhancements to our software or services, our business and results of operations could be adversely affected.

Our ability to attract new customers and increase revenue from existing customers depends in part on our ability to enhance and improve our software and to introduce new features and services. To grow our business and remain competitive, we must continue to provide enhancements and new features that achieve market acceptance and that keep pace with rapid technological developments and the evolving needs of customers. The success of our products, enhancements or developments depends on several factors: our anticipation of market changes and demands and product features, including timely product introduction and conclusion, sufficient customer demand, cost effectiveness in our product development efforts and the proliferation of new technologies that are able to deliver competitive products and services at lower prices, more efficiently, more conveniently or more securely. In addition, because our software is designed to operate with a variety of systems, applications, data and devices, we will need to continuously modify and enhance our software to keep pace with changes in such systems. We may not be successful in developing these modifications and enhancements. Furthermore, the addition of features and solutions to our software will increase our research and development expenses. Any new features that we develop may not be introduced in a timely or cost-effective manner or may not achieve the market acceptance necessary to generate sufficient revenue to justify the related expenses. It is difficult to predict customer adoption of new features. Such uncertainty limits our ability to forecast our future results of operations and subjects us to a number of challenges, including our ability to plan for and model future growth. If we cannot address such uncertainties and successfully develop new features, enhance our software or otherwise overcome technological challenges and competing technologies, our business, results of operations and financial condition could be adversely affected.

We also offer professional services including consulting and training and must continually adapt to assist our customers in deploying our software in accordance with their specific IT strategies. If we cannot introduce new services or enhance our existing services to keep pace with changes in our customers’ deployment strategies, we may not be able to attract new customers, retain existing customers and expand their use of our software or secure renewal contracts, which are important for the future of our business.

Incorrect or improper implementation or use of our software could result in customer dissatisfaction and harm our business, results of operations, financial condition and growth prospects.

Our database software and related services are designed to be deployed in a wide variety of technology environments, including in large-scale, complex technology environments, and we believe our future success will depend at least in part on our ability to support such deployments. Implementations of our software may be technically complicated, and it may not be easy to maximize the value of our software without proper implementation and training. If our customers are unable to implement our software successfully or in a timely manner, customer perceptions of our company and our software may be impaired, our reputation and brand may suffer, and customers may choose not to renew their subscriptions or increase their subscriptions to our related services.

Our customers need regular training in the proper use of and the variety of benefits that can be derived from our software to maximize its potential. We often work with our customers to achieve successful implementations, particularly for large, complex deployments. Our failure to train customers on how to efficiently and effectively deploy and use our software, or our failure to provide effective support or professional services to our customers, whether actual or perceived, may result in negative publicity or legal actions against us. Also, as we continue to expand our customer base, any actual or perceived failure by us to properly provide these services will likely result in lost opportunities for follow-on subscriptions to our related services.

We rely upon third-party cloud providers to host our cloud-based products; any disruption of or interference with our use of third-party cloud providers would adversely affect our business, results of operations and financial condition.

We outsource substantially all of the infrastructure relating to MariaDB SkySQL to AWS and Google Cloud to host our cloud-based database product. Customers of MariaDB SkySQL need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and we are therefore vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. If such events were to occur and we are unable to meet our service-level commitments, we may be obligated to provide customers with additional capacity, which could significantly impact our business, results of operations and financial condition. In some instances, it is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure, and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Any of the above circumstances or events may harm our business, results of operations and financial condition.

Without significant investments in our sales and marketing organizations and improvements in our sales and marketing programs, we may be unable to add new customers or increase subscriptions to or keep existing customers at levels necessary to achieve and sustain growth.

Increasing our customer base and achieving broader market acceptance of our database products and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers and anticipate that we may continue to expand these efforts both domestically and internationally in the future. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals, especially in large markets like the San Francisco Bay Area, New York, London and Singapore. New hires require significant training and time before they achieve full productivity, particularly in new or developing territories. Any new hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our subscriptions and marketing organization or how long it will take for sales personnel to become productive. Our business, results of operations and financial condition will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated.

We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals; if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business would be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer, and our highly skilled team members, including our sales personnel, client services personnel and software engineers. We will also need to hire a chief financial officer and other qualified personnel to enable us to meet our financial reporting obligations and other demands of being a public company. In addition to our full and part time employees, we also rely on third-party consultants to manage and grow our business. We do not maintain key man insurance on any of our executive officers or key personnel. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key personnel. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key personnel.

If we are unable to attract and retain personnel in cities where we are located, we may need to hire in other locations, which may add to the complexity and costs of our business operations. From time to time, we have experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees or we have breached their legal obligations, resulting in a diversion of our time and resources. In addition, prospective and existing employees often consider the value of equity awards they receive in connection with their employment. If the perceived value of our equity awards declines, experiences significant volatility, or increases such that prospective employees believe there is limited upside to the value of our equity awards, it may adversely affect our ability to recruit and retain key employees. Further, we recently announced a reduction in force plan to achieve cost reduction goals and to focus the Company on key initiatives and priorities. This reduction in force could lead to increased attrition amongst employees who were not directly affected by the reduction in force plan.

If we fail to offer high-quality support, our business and reputation could suffer.

Our customers rely on our personnel for support of our software, including in our MariaDB Enterprise and MariaDB SkySQL offerings. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. To the extent that we are unsuccessful in hiring, training and retaining adequate customer support personnel, our ability to provide adequate and timely support to our customers and our customers’ satisfaction with our products would be adversely affected. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

If we fail to meet our service-level commitments, our business, results of operations and financial condition could be adversely affected.

Our agreements with customers typically provide for service-level commitments. Our MariaDB Enterprise customers typically get service-level commitments with certain guaranteed response times and comprehensive 24x7x365 coverage. Our MariaDB SkySQL customers typically get monthly uptime service-level commitments, where we are required to provide a service credit for any extended periods of downtime. The complexity and quality of our customers’ implementation and the performance and availability of cloud services and cloud infrastructure are outside our control and, therefore, we are not in full control of whether we can meet these service-level commitments. Our business, results of operations and financial condition could be adversely affected if we fail to meet our service-level commitments for any reason. Any extended service outages could adversely affect our business, reputation and brand.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business, results of operations and financial condition.

Our continued growth depends in part on the ability of our existing customers and new customers to access our software at any time and within an acceptable amount of time. We may experience service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes or failures, human or software errors, malicious acts, terrorism or capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, fraud or security attacks. In some instances, we may not be able to identify or remedy the causes of these performance problems within an acceptable period. It may become increasingly difficult to maintain and improve our performance as our software offerings and customer implementations become more complex. If our software is unavailable or if our customers are unable to access features of our software within a reasonable amount of time or at all, or if other performance problems occur, our business, results of operations and financial conditions may be adversely affected.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry or the global economy on us or our customers. The revenue growth and potential profitability of our business depend on demand for database software and services generally and for our subscription offering and related services in particular. Current or future economic uncertainties or downturns could adversely affect our business, results of operations and financial condition. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, warfare and terrorist attacks on the United States, Europe, the Asia Pacific region or elsewhere, could cause a decrease in business investments, including spending on information technology, and negatively affect the growth of our business. To the extent our database software is perceived by customers and potential customers as costly or too difficult to deploy or migrate to, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, competitors, many of whom are larger and more established than we are, may respond to market conditions by lowering prices and attempting to lure away our customers. In addition, the increased pace of consolidation in certain industries may result in reduced overall spending on our subscription offerings and related services. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate worsen from present levels, our business, results of operations and financial condition could be adversely affected.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally, including markets in India, Singapore, China and other countries in Asia. As of December 31, 2022, we have employees or utilize contractors in over 28 different countries. The company’s primary geographic markets are North and South America (Americas), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). Customer accounts outside the Americas generated 53.4% and 52.3%for the three months ended December 31, 2021 and 2022 and 56% of our revenue for the fiscal year ended September 30, 2021 and 52% of our revenue for the fiscal year ended September 30, 2022. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to broaden existing relationships or establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

●	the regulatory and operational challenges of efficiently managing, as well as the increased costs associated with, a dispersed workforce of employees and contractors over large geographic distances, including with recruiting and retaining talent and implementing appropriate systems, policies, benefits and compliance programs that are specific to each jurisdiction;
●	slower than anticipated public cloud adoption by international businesses;
●	changes in a specific country’s or region’s political, economic or legal and regulatory environment, pandemics, tariffs, trade wars or long-term environmental risks;
●	risks associated with trade and investment restrictions and foreign legal requirements, including regarding importation, exportation, certification and localization of our products and services in foreign countries;
●	greater difficulty collecting accounts receivable and longer payment cycles;
●	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to, laws and regulations governing our corporate governance, employees and contractors, product licenses, data privacy, data protection and data security regulations, particularly in the EU and China;
●	unexpected changes in trade relations, regulations or laws;
●	new, evolving and more stringent regulations relating to privacy and data security and the unauthorized use of, or access to, commercial, technical, and personal information, particularly in Europe and Asia;
●	differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage, overtime and time off regulations in these locations;
●	difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
●	increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
●	currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
●	limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
●	laws and business practices favoring local competitors or general market preferences for local vendors;
●	limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting or enforcing our intellectual property rights, including our trademarks and patents;
●	political instability, warfare or terrorist activities;
●	exposure to regional or global public health issues, pandemics or epidemics, such as the outbreak of the COVID-19 pandemic, that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to import, export or sell our products and services to existing or new customers in international markets;

●	exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the U.K. Bribery Act and similar laws and regulations in other jurisdictions;
●	burdens of complying with laws and regulations related to taxation; and
●	regulations, adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business, results of operations and financial condition will suffer.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Often, contracts executed by our foreign operations are denominated in the currency of that country or region and, therefore, revenue generated from international operations can be subject to foreign currency risks. A strengthening of the U.S. dollar could increase the real cost of our subscription offerings and related services to our customers outside of the United States, adversely affecting our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our shareholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions.

Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through the acquisition of businesses and technologies rather than through internal development and organic growth, including, for example, our acquisition of Clustrix in September 2018 and our acquisition of CubeWerx and Sector 42 in August 2022. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

●	an acquisition may negatively affect our results of operations or financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by shareholders and third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
●	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
●	we may not be able to realize anticipated synergies;
●	an acquisition may disrupt our ongoing business, divert resources, increase our expenses and distract our management;
●	an acquisition may result in a delay or reduction of customer subscriptions for both us and the company acquired due to customer uncertainty about continuity and effectiveness of service from either company;
●	we may encounter challenges integrating the business, technologies, products and services, personnel, or operations into our business;
●	we may encounter difficulties in, or may be unable to, successfully sell any acquired products or services;

●	our use of cash to pay for acquisitions would limit other potential uses for our cash;
●	if we incur debt to fund any acquisitions, such debt may subject us to material restrictions on our ability to conduct our business financial maintenance covenants; and
●	if we issue a significant amount of equity securities in connection with future acquisitions, existing shareholders may be diluted and earnings per share may decrease.

The occurrence of any of these risks could have an adverse effect on our business, results of operations and financial condition.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, internal use software development costs, deferred commissions, fair value of stock-based compensation awards, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes, accounting for liability of financial instruments, and the carrying value of operating lease right-of-use assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems, such as power disruptions, computer viruses, war, data security breaches, cyberattacks or terrorism.

Our corporate headquarters is located in Redwood City, California, and we have offices in nine other locations. A significant natural disaster or man-made problem, such as an earthquake, fire, flood or an act of terrorism or war, occurring in any of these locations or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect datacenters used by our cloud infrastructure service providers, this could adversely affect the ability of our customers to use our products. In addition, natural disasters and acts of terrorism or war could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

In addition, as computer malware, viruses, and computer hacking, fraudulent use attempts, phishing and other cyberattacks have become more prevalent, including attacks by state-sponsored organizations or sophisticated groups of hackers, we face increased risk from these activities to maintain the performance, reliability, security and availability of our subscription offerings and related services and technical infrastructure to the satisfaction of our customers, which may harm our reputation and our ability to retain existing customers and attract new customers.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and entrepreneurial spirit we have worked hard to foster, which could harm our business.

We believe that our culture has been and will continue to be a key contributor to our success. From August 1, 2019 to December 31, 2022, we increased the size of our workforce by 142 employees. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support successful growth. Further, many of our existing employees may be able to receive significant proceeds from sales of ordinary shares in the public markets as a result of the completion of the Business Combination, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

Risks Related to Our Technology and Intellectual Property

Real or perceived errors, failures or bugs in our software could adversely affect our business, results of operations, financial condition and growth prospects.

Our software is complex, and therefore, undetected errors, failures or bugs have occurred in the past and may occur in the future. Our software is used in IT environments with different operating systems, system management software, applications, devices, databases, servers, storage, middleware, custom and third-party applications and equipment and networking configurations, which may cause errors or failures in the IT environment into which our software is deployed. This diversity increases the likelihood of errors or failures in those IT environments. Despite testing by us, real or perceived errors, failures or bugs may not be found until our customers use our software. Real or perceived errors, failures or bugs in our products could result in negative publicity, loss of or delay in market acceptance of our software and harm our brand, weakening of our competitive position, claims by customers for losses sustained by them or failure to meet the stated service-level commitments in our customer agreements. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any errors, failures or bugs in our software could impair our ability to attract new customers, retain existing customers or expand their use of our software, which would adversely affect our business, results of operations and financial condition.

If our security measures, or those of our service providers or customers, are breached or unauthorized parties otherwise obtain access to our or our customers’ data or software, our products and services may be perceived as not being secure, customers may reduce or terminate their use of our products and services and we may face claims, litigation, regulatory investigations, significant liability and reputational damage.

We collect, use, store, transmit and process data as part of our business operations, including personal data for our customers in and across multiple jurisdictions. We also use third-party service providers to collect, use, store, transmit, maintain and otherwise process such information. Increasingly, a variety of cyber threats have become more prevalent in our industry and our customers’ industries. With our employees and many employees of third-party service providers working remotely due to, among other things, the COVID-19 pandemic, these threats have grown. Security incidents could result in unauthorized access to, damage to, misuse of, disclosure of, modification of, destruction of or loss of our data or customer data (including personal data), software or systems, or disrupt our ability to provide our products and services. Any actual or perceived security incident could interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs, result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violation of applicable laws and regulations and other legal risks, increase our insurance premiums, and result in any other financial exposure.

We have taken steps to protect the data on our systems and IT infrastructure, but no security measures can protect against all anticipated risks with certainty, and our security measures or those of our customers or third-party service providers could be breached as a result of third-party action, employee or user errors, technological limitations, defects or vulnerabilities in our systems or offerings or those of our third-party service providers, malfeasance, fraud, computer malware, viruses, cyber incidents, or from accidental technological failure or otherwise. We have experienced and may continue to experience security incidents and attacks of varying degrees from time to time.

We may need to enhance the security of our products and services, our data, our systems and our internal IT infrastructure, which may require additional resources and substantial costs and may not be successful. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our data and software, but our security measures or those of our customers or third-party service providers may not mitigate against current or future security threats and could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of such data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques, which can originate from a wide variety of sources, including outside groups (such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies), and such techniques continue to evolve and are generally not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate or prevent attempted security breaches or other security incidents or react in a timely manner. Even when a security breach or incident is detected, the full extent of the breach or incident may not be determined immediately. The costs to us to mitigate technological failures, bugs, viruses, computer malware and security vulnerabilities could be significant and, while we have implemented security measures to protect our systems and IT infrastructure, our efforts to address these problems may not be successful.

Many governments have enacted laws requiring companies to notify individuals of data security incidents or unauthorized transfers involving certain types of personal data. Accordingly, security incidents that we, our competitors, our customers or our third-party service providers experience may lead to negative publicity and harm our reputation.

Any security breach or other security incident that we or our third-party service providers experience, or the perception that one has occurred, could result in a loss of customer confidence in the security of our products and services, harm our reputation and brand, reduce the demand for our products and services, disrupt normal business operations, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents or expose us to legal liabilities, including claims, litigation, regulatory enforcement and orders, investigations, indemnity obligations, significant costs for remediation, any of which could adversely affect our operations. Moreover, our insurance coverage, subject to applicable deductibles, may not be adequate for liabilities incurred or cover any indemnification claims against us relating to any security incident or breach or an insurer may deny or exclude from coverage certain types of claims. In addition, our remediation efforts may not be successful. We cannot ensure that any limitation of liability provisions in our customer, partner, vendor and other contracts would be enforceable or adequate with respect to any security lapse or breach or other security incident or would otherwise protect us from any liabilities or damages with respect to any particular claim. These risks may increase as we continue to grow and evolve our offerings to collect, host, process, store and transmit increasing volumes of data. In addition, these risks may increase if the type of data that we collect, host, process, store and transmit increasingly include sensitive and regulated data, such as protected health information or credit card information.

Because our software and services could be used to collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit subscriptions to our products and services.

Our operations involve the collection, use, retention, processing and transfer of data, including the personal data of our customers. Consequently, we are subject to complex and evolving U.S., U.K., European, Asian and other jurisdictions’ laws, rules, regulations, orders and directives (referred to as “privacy laws”), where we offer our software and services. The regulatory framework for privacy issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws, rules and regulations regarding the collection, use, storage and disclosure of personal information and breach notification procedures. Our customers who are located all over the world can use our software and services to collect, process and store personal information. Interpretation of these laws, rules and regulations and their application to our software and professional services in the United States and foreign jurisdictions is ongoing and cannot be fully determined at this time.

Any failure, or perceived failure, by us to comply with any applicable privacy laws in one or more jurisdictions could result in proceedings or actions against us by governmental entities or others, including class action privacy litigation in certain jurisdictions, leading to significant fines, penalties, judgments and reputational damage to us, changes to our business practices and increased costs and complexity of compliance, any of which could materially and adversely affect our business, financial condition, results of operations and prospects.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Electronic Communications Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Gramm Leach Bliley Act and state laws relating to privacy and data security. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the United Kingdom and the EU.

The EU’s data protection landscape could result in significant operational costs for internal compliance and risk to our business. The EU has adopted the General Data Protection Regulation, or GDPR, and together with national legislation, regulations and guidelines of EU member states, contains numerous requirements with increased jurisdictional reach of the European Commission, more robust obligations on data processors and additional requirements for data protection compliance programs by companies. EU member states are tasked under the GDPR to enact, and have enacted, certain legislation that adds to or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations.Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other third countries that have not been found to provide adequate protection to such personal data. The GDPR provides greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

While we have taken steps to mitigate the impact on us with respect to transfers of data, the efficacy and longevity of these transfer mechanisms remains uncertain. The occurrence of unanticipated events and development of evolving technologies often rapidly drives the adoption of legislation or regulation affecting the use, collection or other processing of data and the manner in which we conduct our business.

The GDPR imposes strict rules on the transfer of personal data out of the EU to a “third country,” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. The Court of Justice of the European Union, or CJEU, on July 16, 2020 invalidated the EU-U.S. Privacy Shield framework, which provided companies with a mechanism to comply with data protection requirements when transferring personal data from the EU to the United States, on the grounds that the Privacy Shield had failed to offer adequate protections to EU personal data transferred to the United States.

In addition, the CJEU imposed additional obligations on companies when relying on standard contractual clauses approved by the European Commission (a standard form of contract used as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), making it clear that reliance on them alone may not necessarily be sufficient in all circumstances.

Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal data specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other EU member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protections for EU – U.S. data transfers. On August 10, 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced EU – U.S. Privacy Shield framework to comply with the July 16, 2020 judgment of the CJEU.

Further, on June 7, 2021, the European Commission published new versions of the standard contractual clauses, or the “SCCs,” for comment. This creates an additional compliance obligation on our business, as new contracts need to incorporate the new SCCs and existing contracts using the old SCCs need to be amended to incorporate the new SCCs within the 18-month time period designated by the European Commission. As of September 27, 2021, organizations must use the new SCCs when entering into new contracts. Furthermore, organizations were required to update existing contracts by December 27, 2022, to incorporate the new SCCs and take appropriate measures to comply with any requirements arising from such new SCCs.

On March 25, 2022, the European Commission and the United States announced that they have agreed in principle on a new Trans-Atlantic Data Privacy Framework, which must now be transcribed into legal text that will form the basis of a draft adequacy decision to be proposed by the European Commission.

The foregoing places additional onerous obligations on us, which has and will continue to result in increased costs and changes in business practices and policies to comply with these various obligations.

The Swiss Federal Data Protection and Information Commissioner also has stated that it no longer considers the Swiss-U.S. Privacy Shield adequate for the purposes of personal data transfers from Switzerland to the United States. The United Kingdom’s decision to exit from the EU created a need for the U.K. to adopt its own data privacy laws and regulations, which have sometimes led to an absence of clearly applicable U.K. law where the U.K.’s timeline for creating laws and regulations lagged behind the EU. For example, in the U.K., the Data Protection Act contains provisions, including its own derogations, for how the GDPR is applied in the U.K. We have to comply with the GDPR and also the U.K.’s Data Protection Act. We may be required to take additional steps to legitimize any personal data transfers impacted by these or other developments and be subject to increasing costs of compliance and limitations on our customers and us. More generally, we may find it necessary or desirable to modify our data handling practices, and the CJEU decision or other legal challenges relating to cross-border data transfer may serve as a basis for our personal data handling practices, or those of our customers and vendors, to be challenged and may otherwise adversely affect our business, results of operations and financial condition.

On June 28, 2021, the European Commission issued the U.K. with an “adequacy decision” to facilitate the continued free flow of personal data from EU member states to the U.K. However, this adequacy decision has a limited duration of four years in case there is a future divergence between EU and U.K. data protection laws. In the event that the U.K. maintains an equivalent standard at the end of the four-year period, it is open to the European Commission to renew its finding. In the event that the adequacy decision is not renewed after this time, the adjustments required to facilitate data transfers from EU member states to the U.K. may lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.

We are also subject to evolving EU privacy laws on cookies and e-marketing. In the EU, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and an EU regulation known as ePrivacy Regulation will significantly increase fines for non-compliance once in effect. In the EU, informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand customers, adversely affect our margins, increase costs, and subject us to additional liabilities.

In August 2021, China passed its Personal Information Protection Law, or PIPL, which became effective in November 2021. PIPL provides a comprehensive set of rules for how business operators should collect, use, process, share and transfer personal data, and for companies that are certified as critical information infrastructure operators, require personal data to be stored on servers physically located in China. PIPL extends to data processing activities outside China if the purpose is to provide products or services to individuals located in China or to analyze or assess the behaviors of individuals located in China. PIPL includes monetary penalties for noncompliance, which include 5% of a company’s previous year’s revenues and the potential for a company’s business license to be revoked. It is unclear how PIPL will be interpreted and applied and its impact on our operations. We may find it necessary or desirable to modify our data handling practices, create policies or procedures, enter into certain contractual agreements, adopt additional data transfer mechanisms, implement increased security measures, modify our operations, or take any other legal or business steps to comply with PIPL to the extent it is deemed to apply to any parts of our business or data processing.

In addition, domestic data privacy laws at the state and local level, such as the California Consumer Privacy Act, or CCPA, which took effect in January 2020, continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. The CCPA increases privacy rights for California residents and imposes increased privacy and security obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA will significantly modify the CCPA, including by imposing additional obligations on covered businesses and expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. This may potentially result in further uncertainty and require us to incur additional costs and expenses in efforts to comply. Virginia, Colorado and Utah have enacted similar privacy laws that take effect in 2023, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

Complying with the GDPR, PIPL, CCPA, CPRA and other laws, regulations, amendments to or re-interpretations of existing laws and regulations and contractual or other obligations relating to data privacy, security, protection, transfer, localization and information security may require us to make changes to our products and services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies and restrict our business operations. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. Any actual or perceived failure by us to comply with these laws, regulations or other obligations or standards may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. Additionally, because the interpretation and application of many privacy and data protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. If so, we could be required to fundamentally change our business activities and practices or modify our services and product capabilities, any of which could require significant additional expense and have an adverse effect on our business, including impacting our ability to innovate, delaying our product development roadmap and adversely affecting our relationships with customers and our ability to effectively compete.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products and services. Privacy concerns, whether valid or not valid, may inhibit market adoption of our products and services, particularly in certain industries and foreign countries.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property rights could reduce the value of our software and brand.

Our success and ability to compete depend in part upon our intellectual property rights. As of December 31, 2022, we have five issued patents. We cannot assure you that such patents will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. For instance, in order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries generally do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology. In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source licenses, and we include third-party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third-party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license.

In addition, while we generally enter into confidentiality agreements with our employees and third parties to protect our trade secrets and other proprietary information, such confidentiality agreements could be breached. Similarly, while we seek to enter into agreements with all of our employees and applicable third parties who develop intellectual property during their work for us to assign the rights in such intellectual property to us, we may fail to enter into such agreements with all relevant employees and applicable third parties, such agreements may be breached or may not be self-executing, and we may be subject to claims that such persons misappropriated relevant rights from their previous employers or contractors. Accordingly, we cannot guarantee that the steps we have taken to protect our intellectual property will be adequate to prevent infringement of our rights or misappropriation of our technology, trade secrets or know-how, that we have secured, or will be able to secure, appropriate permissions or protections for all of the intellectual property rights we use or claim rights to, or that third parties will not terminate our license rights.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, results of operations and financial condition. Although we attempt to limit our indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer, other existing customers and new customers and harm our business, results of operations and financial condition.

Our software incorporates third-party open source software, which could negatively affect our ability to sell our products and subject us to possible litigation.

Our software includes third-party open source software, and we intend to continue to incorporate third-party open source software in our products in the future. There is a risk that the use of third-party open source software in our software could impose conditions or restrictions on our ability to monetize our software. Some open source licenses require licensees who distribute software containing, linking to or derived from open source software to make publicly available the source code of such distributed software (which in some circumstances could be valuable proprietary code), license our software for free or permit others to make derivative works based on such software. Although we monitor the incorporation of open source software into our products to avoid such restrictions, we cannot be certain that we have not incorporated open source software in our products in a manner that is inconsistent with our licensing model. Certain open source projects also include other open source software and there is a risk that those dependent open source libraries may be subject to inconsistent licensing terms. This could create further uncertainties as to the governing terms for the open source software we incorporate.

In addition, the terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated restrictions or conditions on our use of such software. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we developed using such open source software, which could include proprietary portions of our source code, or otherwise seeking to enforce the terms of the open source licenses. These claims could result in litigation and could require us to make those proprietary portions of our source code freely available, purchase a costly license or cease offering the implicated software or services unless and until we can re-engineer them to avoid infringement. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully.

In addition to risks related to license requirements, use of third-party open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties. In addition, licensors of open source software included in our offerings may, from time to time, modify the terms of their license agreements in such a manner that those license terms may become incompatible with our licensing model, and thus could, among other consequences, prevent us from incorporating the software subject to the modified license.

Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, results of operations and financial condition.

We depend and rely upon software-as-a-service, or SaaS, technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business, results of operations and financial condition.

We rely on hosted SaaS applications from third parties in order to operate critical functions of our business, including enterprise resource planning, order management, contract management billing, project management, and accounting and other operational activities. We enter into contractual arrangements for these SaaS applications on standard terms and conditions with such third-party providers. If these services become unavailable due to extended outages, interruptions or because they are no longer available on commercially reasonable terms, our expenses could increase, our ability to manage finances could be interrupted and our processes for managing subscriptions to our products and supporting our customers could be impaired until alternative services are identified, obtained and implemented, all of which could adversely affect our business, results of operations and financial condition.

We may be subject to intellectual property rights claims by third parties, which may be costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have in the past and may in the future be subject to claims that we have misappropriated, misused or infringed the intellectual property rights of our competitors, non-practicing entities or other third parties. This risk is exacerbated by the fact that our software incorporates third-party open source software.

Any intellectual property claims, with or without merit, could be very time-consuming and expensive and could divert our management’s attention and other resources. The litigation process is subject to inherent uncertainties, and we may not prevail in litigation matters regardless of the merits of our position. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights, some of which we have invested considerable effort and time to bring to market. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any aspect of our business that may ultimately be determined to infringe on the intellectual property rights of another party, we could be forced to limit or stop subscriptions to our software and may be unable to compete effectively. Any of these results would adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulations

Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our software and could have a negative impact on our business.

The future success of our business, and particularly our cloud-based products, such as MariaDB SkySQL, depends upon the continued use of the internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our software in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for internet-based solutions such as ours.

In addition, the use of the internet as a business tool could be adversely affected due to delays in the development or adoption of new standards and protocols to handle increased demands of internet activity, security, reliability, cost, ease of use, accessibility and quality of service. The performance of the internet and its acceptance as a business tool have been adversely affected by “ransomware,” “viruses,” “worms,” “malware,” “phishing attacks,” “data breaches” and similar malicious programs, behavior and events, and the internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If the use of the internet is adversely affected by these issues, demand for our subscription offerings and related services could suffer.

Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, U.S. Travel Act, the U.K. Bribery Act, or Bribery Act, and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions around the world. The FCPA, Bribery Act and similar applicable laws generally prohibit companies, their officers, directors, employees and third-party intermediaries, business partners, and agents from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and other third parties where we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, resellers, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures and internal controls to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. To the extent that we learn that any of our employees, third-party intermediaries, agents or business partners do not adhere to our policies, procedures, or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees, third-party intermediaries, agents or business partners have or may have violated such laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources and attention from senior management. Any violation of the FCPA, Bribery Act, or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, fines and penalties or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, operating results, financial condition and growth prospects.

Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our results of operations.

We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions depends on the application of the tax laws of various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax changes, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

If we fail to maintain an effective system of disclosure controls and internal controls over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the NYSE listing rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our securities. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our securities.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

We engage our team members in various ways, including direct hires, through professional employer organizations (“PEOs”), and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operating results, and financial condition.

In the locations where we directly hire our team members into one of our entities, we must comply with the applicable local laws governing team members in those jurisdictions, including local employment and tax laws. In the locations where we utilize PEOs, we contract with the PEO for it to serve as “employer of record,” where the team members are employed by the PEO but provide services to us. In all locations where we utilize PEOs, we rely on those PEOs to comply with local employment laws and regulations. Additionally, in certain jurisdictions, we contract directly with team members who are independent contractors.

In jurisdictions where we engage team members through a PEO, we may not be using the appropriate hiring model needed to be compliant with tax and employment laws in that jurisdiction. Additionally, the agreements executed between PEOs and our team members may not be enforceable depending on local laws because of the indirect relationship created through this engagement model. There is a risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of actual or alleged non-compliance with federal, state or foreign tax laws or if a PEO through which we engage team members fails to comply with local law. Accordingly, if our engagement of team members through PEOs was successfully challenged as being non-compliant with tax or employment laws in a jurisdiction, or a federal, state or foreign jurisdiction enacts legislation or adopts regulations that change the manner in which employees and independent contractors are classified or makes an adverse determination with respect to some or all of our PEO arrangements, we could incur significant costs, including for prior periods. Furthermore, adverse action on litigation related to our model of engaging some team members through PEOs, if instituted against us, could result in substantial costs and divert our management’s attention and resources from our business. Such challenges or changes to our hiring model could materially adversely affect our business, financial condition and results of operations.

In jurisdictions where we engage team members directly as independent contractors, there is a risk that the Internal Revenue Service or another federal, state or foreign regulatory authority will take a different view. The tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent contractors are subject to change or interpretation by various authorities. If a federal, state or foreign authority or court enacts legislation or adopts regulations or rulings that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs under such laws and regulations, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations. There is also a risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or foreign tax and employment laws. Further, if it were determined that any of our independent contractors should be treated as employees, we could incur additional liabilities under our applicable employee benefit plans.

The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our results of operations.

Changes to U.S. tax laws, including limitations on the ability of taxpayers to claim and utilize foreign tax credits and the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could impact the tax treatment of our foreign earnings. Due to expansion of our international business activities, any changes in the U.S. taxation of such activities may increase our worldwide effective tax rate and adversely affect our financial position and results of operations.

Potential tax reform in the United States may result in significant changes to United States federal income taxation law, including changes to the U.S. federal income taxation of corporations or changes to the U.S. federal income taxation of shareholders in U.S. corporations, including investors in our securities. We are unable to predict whether such changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our ordinary shares.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We collect sales and value-added tax in connection with our products and services in a number of jurisdictions, both in the United States and internationally. One or more states or countries may seek to impose incremental or new sales, use or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion by a state, country or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our cloud services could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage users from subscribing to our products or otherwise harm our business, results of operations and financial condition.

We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our offerings are subject to United States export controls, and we incorporate encryption technology into certain of our offerings. These encryption offerings and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations or export to countries, governments and persons targeted by U.S. sanctions. While we take precautions to prevent our offerings from being exported in violation of these laws, including obtaining authorizations for our encryption offerings, implementing IP address blocking and screenings against U.S. Government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including import and export permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our offerings or could limit our customers’ ability to implement our offerings in those countries. Changes in our offerings or future changes in export and import regulations may create delays in the introduction of our offerings in international markets, prevent our customers with international operations from deploying our offerings globally or, in some cases, prevent the export or import of our offerings to certain countries, governments, or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our offerings by, or in our decreased ability to export or sell our offerings to, existing or potential customers with international operations. Any decreased use of our offerings or limitation on our ability to export or sell our offerings would likely adversely affect our business operations and financial results.

Geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.

The conflict between Russia and Ukraine has resulted in the imposition by the U.S. and other nations of sanctions and other restrictive actions against Russia and Belarus, as well as certain banks, companies and individuals. We have team members (either engaged through PEOs or directly as independent contractors) in Ukraine and Russia, including a group of highly skilled team members in Russia who provide significant database engineering support. Additionally, we have customers in Ukraine. To the extent there are interruptions that affect our team members or customers, including losses of life, disruptions to internet connectivity, or interruptions to banking payment systems, we and our team members could be adversely impacted. More generally, the conflict has led to and could lead to further disruptions in the global financial markets and economy, including, without limitation, currency volatility, inflation and instability in the global capital markets. A continuation of conflict in Ukraine could result in an adverse impact on our businesses, operations and assets.

Our ability to use our U.S. federal and state net operating loss carryforwards and certain other tax attributes may be limited in the future.

As of December 31, 2022 we had U.S. federal net operating losses (“NOL”) carryforwards of $189.8 million and U.S. state NOL carryforwards of $142.8 million. The portion of the federal and state loss carryforwards generated in taxable periods prior to January 1, 2018, will begin to expire in 2030, unless previously utilized. A lack of future U.S. taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income with certain adjustments. Further, certain states in which we operate conform to the provisions of Tax Cuts and Jobs Act of 2017, and as such, certain state net operating losses may be carried forward indefinitely but the deductibility of such net operating losses is limited to 80% of taxable income.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership by certain shareholders or groups of shareholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset future taxable income. There are generally similar limitations under state tax laws in the U.S. While shifts in our equity ownership have occurred within the past three years, we have not performed any detailed analysis to determine whether such shifts have resulted, including whether the Business Combination (alone or in combination with such prior ownership shifts) resulted, in an ownership change under Section 382 of the Code. Any ownership change that has occurred or may in the future could affect our ability to utilize our NOL carryforwards to offset our income for U.S. federal and state income tax purposes in future periods. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOL carryforwards reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

If we are treated as a passive foreign investment company, or “PFIC,” this may result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Ordinary Shares, Public Warrants or Private Warrants, such U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Although APHC likely was a PFIC in previous taxable years, it is currently unclear whether, following the Business Combination, we may still be treated as a PFIC. Our actual PFIC status for our current taxable year or any future taxable year is a factual determination that depends on, among other things, the composition of our income and assets, and the market value of our shares and assets, including the composition of income and assets and the market value of shares and assets of our subsidiaries, from time to time, and our actual PFIC status will not be determinable until after the end of any such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. U.S. holders are urged to consult their own tax advisors regarding the possible application of the PFIC rules to holders of Ordinary Shares, Public Warrants or Private Warrants.

The IRS may not agree that we are a foreign corporation for U.S. federal tax purposes.

For U.S. federal tax purposes, a corporation is generally considered to be a tax resident of the jurisdiction of its organization or incorporation. Because we are an Irish public limited company and treated as a tax resident in Ireland, we would be classified as a foreign corporation under these rules. Section 7874 of the Code provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be classified as a U.S. corporation for U.S. federal income tax purposes. As part of the Business Combination, we acquired stock of a U.S. subsidiary. It is currently not expected that Section 7874 will cause us or any of our foreign affiliates to be treated as a U.S. corporation for U.S. tax purposes. However, the law and Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear, and there is limited guidance regarding the application of Section 7874. Accordingly, there can be no assurance that the IRS will not challenge our status or that of any of our foreign affiliates as a foreign corporation under Section 7874 or that such challenge would not be sustained by a court. If the IRS were to successfully challenge such status under Section 7874, we and our affiliates could be subject to substantial additional U.S. federal income tax liability. In addition, we and certain of our foreign affiliates are expected, regardless of any application of Section 7874, to be treated as tax residents of countries other than the U.S. Consequently, if we or any such affiliate is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874, we or such affiliate could be liable for both U.S. and non-U.S. taxes.

Risks Related to Ownership of Our Securities

A transfer of Ordinary Shares or Warrants, other than one effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.

The Irish Revenue Commissioners have confirmed that transfers of Ordinary Shares and Public Warrants effected by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”) generally will not be subject to Irish stamp duty. It is anticipated that the majority of Ordinary Shares and Public Warrants will be traded through DTC by brokers who hold such Ordinary Shares and Public Warrants on behalf of customers. Private Warrants, which at the time of their transfer are traded on the NYSE and held through DTC by brokers, will also not be subject to Irish stamp duty.

However, if Ordinary Shares or Public Warrants are held directly rather than beneficially through DTC, any transfer of such Ordinary Shares or Public Warrants could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the Ordinary Shares or Public Warrants acquired). If the Private Warrants are not trading on NYSE at the time of their transfer, Irish stamp duty will also arise even if they are held through DTC. Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our securities.

If Ordinary Shares or Public Warrants cease to be eligible for deposit and clearing within the facilities of DTC, then transactions in Ordinary Shares or Public Warrants may be disrupted.

The facilities of DTC are a widely used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms.

The Ordinary Shares and Public Warrants are eligible for deposit and clearing within the DTC system. Even though DTC has accepted the Ordinary Shares and Public Warrants for deposit and clearing within the DTC system, it generally has discretion to cease to act as a depository and clearing agency for the Ordinary Shares or Public Warrants. If DTC determined at any time that the Ordinary Shares or Public Warrants were not eligible for continued deposit and clearance within its facilities, then the Ordinary Shares or Public Warrants would not be eligible for continued listing on a U.S. securities exchange and trading in the Ordinary Shares or Public Warrants would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Ordinary Shares or Public Warrants.

Our failure to meet the continued listing requirements of NYSE (or another national securities exchange) could limit the value of our securities and liquidity.

If we fail to satisfy the continued listing requirements of NYSE, such as the corporate governance requirements, the round lot holders requirement, or the minimum share price requirement, NYSE may take steps to delist our securities. Such delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below NYSE minimum share price requirement or prevent future non-compliance with NYSE’s listing requirements. Additionally, if our securities become delisted from, NYSE (or another national securities exchange) for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if they were quoted or listed on NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained. In addition, Irish stamp duty would apply on the transfer of your securities if they are not quoted or listed on NYSE at the time of their transfer.

We do not intend to pay dividends for the foreseeable future.

Legacy MariaDB never declared or paid any cash dividends on its capital stock and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors.

In certain limited circumstances, dividends paid by us may be subject to Irish dividend withholding tax.

Although we expect to retain future earnings, if any, to fund the development and growth of our business, if we were to declare and pay dividends, in certain limited circumstances, an Irish dividend withholding tax (currently at a rate of 25%) may arise in respect of dividends paid on the Ordinary Shares. A number of exemptions from the Irish dividend withholding tax exist such that shareholders resident in the U.S. and other exempt countries may be entitled to exemptions from the Irish dividend withholding tax.

Ordinary Shares or Warrants received by means of a gift transfer or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax (“CAT”) could apply to a gift transfer or inheritance of Ordinary Shares or Warrants irrespective of the place of residence, ordinary residence or domicile of the transferor or transferee. This is because Ordinary Shares, Public Warrants and Private Warrants will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents.

It is recommended that each shareholder consult his or her own tax advisor as to the tax consequences of holding Ordinary Shares, Public Warrants and Private Warrants in and receiving distributions from us.

The average trading market for our securities quoted on the NYSE since the completion of the Business Combination has been lower than other companies on the NYSE and such trading volume may adversely affect the price of our Ordinary Shares and Public Warrants.

Our Ordinary Shares and Public Warrants currently trade on the NYSE. Since the completion of the Business Combination, the trading volume of our Ordinary Shares and Public Warrants has been lower than some of the other companies listed on the NYSE. Limited trading volume of the Ordinary Shares and Public Warrants will subject both the Ordinary Shares and the Public Warrants to greater price volatility and may make it difficult for you to sell your Ordinary Shares or Public Warrants at a price that is attractive to you. Limited trading volume in the Ordinary Shares and Public Warrants may also result in our failure to continue to meet the listing standards for the NYSE, which could further adversely affect the price of the securities.

Our staggered board will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of Ordinary Shares may view as beneficial.

Our Amended Memorandum and Articles of Association provide that our board of directors is comprised of three classes of directors with the directors of each class serving staggered three-year terms. Our staggered board may limit your ability to influence corporate matters and could also discourage others from pursuing any potential merger, takeover, or other change of control transactions, which could have the effect of depriving the holders of Ordinary Shares of the opportunity to sell their Ordinary Shares at a premium over the prevailing market price. Additionally, our staggered board may discourage proxy contests for the election of directors and purchases of substantial blocks of Ordinary Shares by making it more difficult for a potential acquirer to gain control of or influence with our board.

We may issue additional Ordinary Shares or other equity or convertible securities, which would dilute your ownership interests and may depress the market price of our Ordinary Shares and our Public Warrants.

As of December 16, 2022, we had Warrants outstanding to purchase an aggregate of 16,350,350 Ordinary Shares and outstanding options to purchase up to an aggregate of 9,036,139 Ordinary Shares. Pursuant to our 2022 Equity Incentive Plan, we may issue an aggregate of up to 6,648,319 Ordinary Shares, which amount is subject to increase from time to time. In the future, we may also issue additional Ordinary Shares or securities convertible or exercisable into Ordinary Shares pursuant to a variety of transactions, including acquisitions or equity or debt financings. The issuance by us of Ordinary Shares or securities convertible into Ordinary Shares would dilute your ownership of us and issuance of Ordinary Shares could adversely affect prevailing market prices of our Ordinary Shares and our Public Warrants.

In the future, we expect to obtain financing or to further increase our capital resources or undertake other transactions (including acquisitions) by issuing additional Ordinary Shares or preferred shares, debt or other equity securities, including senior or subordinated notes, debt or equity securities convertible or exercisable into Ordinary Shares or other equity securities. Issuing additional Ordinary Shares, other equity securities or securities convertible or exercisable into equity may dilute the economic and voting rights of our existing shareholders, reduce the market price of our securities, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could, for example, have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Ordinary Shares. Our decision to issue securities in any future offering or other transaction will depend on, among other things, market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings or other transactions. As a result, holders of our securities bear the risk that our future offerings and other transactions may reduce the market price of our securities and dilute our securities holders’ percentage ownership.

A significant portion of our total outstanding Ordinary Shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of Ordinary Shares to drop significantly, even if our business is doing well.

Our Ordinary Shares that are currently restricted from immediate resale may be sold into the market in the near future. These sales, or the perception in the market that the holders of a large number of shares intend to sell Ordinary Shares, could reduce the market price of our Ordinary Shares. We are unable to predict the effect that sales may have on the prevailing market price of our Ordinary Shares and Public Warrants.

To the extent our Warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of our Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market. Sales, or the potential sales, of substantial numbers of Ordinary Shares in the public market by the selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods (including the six-month lock-up period under the Lock-up Agreement executed by the selling holders), could increase the volatility of the market price of our Ordinary Shares or adversely affect the market price of our Ordinary Shares.

Further, the selling holders acquired their shares at prices ranging from $0.003 to $9.50 per Ordinary Share. Therefore, certain of the selling holders may realize a positive rate of return on their investment even if the Ordinary Shares are trading below the current market price per share. If those selling holders decided to sell their shares to realize this return, it could have a material negative impact on the price of our Ordinary Shares.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they provide adverse recommendations or adversely change their recommendations regarding our Ordinary Shares, then the price and trading volume of our Ordinary Shares could decline.

The trading market for our Ordinary Shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities analysts do not currently, and may never, publish research on us. If no securities analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the securities or industry analysts who may cover us provide adverse recommendations or adversely change their recommendations regarding our Ordinary Shares adversely, or provide more favorable relative recommendations about our competitors, the price of our Ordinary Shares would likely decline. If any analyst who may cover us were to cease coverage of the us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The market price and trading volume of our Ordinary Shares and Public Warrants may be volatile and could decline significantly.

The stock markets, including the NYSE on which we have listed our Ordinary Shares and Public Warrants under the symbol “MRDB” and “MRDBW”, respectively, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our Ordinary Shares and Public Warrants, the market price of our Ordinary Shares and Public Warrants may be volatile and could decline significantly. In addition, the trading volume in our Ordinary Shares and Public Warrants may fluctuate and cause significant price variations to occur. If the market prices of our Ordinary Shares and Public Warrants decline significantly, you may be unable to resell your securities at or above their market prices at which you purchased them. We cannot assure you that the market price of our Ordinary Shares and Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this report;
●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
●	additions and departures of key personnel;
●	failure to comply with the requirements of the NYSE;
●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
●	future registrations, issuances, sales, resales or repurchases or anticipated registrations, issuances, sales, resales or repurchases, of our securities;
●	publication of research reports about us;
●	the performance and market valuations of other similar companies;
●	commencement of, or involvement in, litigation involving us;
●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
●	speculation in the press or investment community;
●	actual, potential or perceived control, accounting or reporting problems;
●	changes in accounting principles, policies and guidelines; and
●	other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic), natural disasters, war, acts of terrorism or responses to these events.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their securities. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

Provisions in our Amended Memorandum and Articles of Association and under Irish law could make an acquisition of MariaDB more difficult and may limit attempts by our shareholders to replace or remove our management.

Provisions in our Amended Memorandum and Articles of Association may have the effect of delaying or preventing a change of control or changes in our management. The Amended Memorandum and Articles of Association include provisions that:

●	require that our board of directors be classified into three classes of directors with staggered three-year terms;
●	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships; and
●	prohibit shareholder action by written consent without unanimous approval of all holders of the Ordinary Shares.

Our Amended Memorandum and Articles of Association contains exclusive forum provisions for certain claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with MariaDB or our directors, officers or employees.

Our Amended Memorandum and Articles of Association provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act (the “Federal Forum Provision”). Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our shareholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Amended Memorandum and Articles of Association confirms that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act. Accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. Additionally, our shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may lead to our shareholders incurring increased costs if they were to bring a claim against us, and may limit our shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our Amended Memorandum and Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which may have an adverse effect on our business, financial condition and results of operations.

As a matter of Irish law, our shareholders are bound by the provisions of our Amended Memorandum and Articles of Association. An Irish court would be expected to recognize the exclusive jurisdiction of the federal district courts of the United States of America in respect of causes of action arising under the Exchange Act or the Securities Act.

As an Irish public limited company, certain capital structure decisions regarding MariaDB will require the approval of our shareholders, which may limit our flexibility to manage our capital structure.

MariaDB is an Irish incorporated public limited company, and certain decisions regarding our capital structure will require the approval of our shareholders, which may limit our flexibility to manage our capital structure. Under Irish law, the directors of a company may only allot and issue “relevant securities” (comprising, subject to certain exceptions, new shares and rights to subscribe for, or convert any security into, new shares) once generally or specifically authorized to do so by its constitution or by a resolution approved by a simple majority of the votes cast at a general meeting of its shareholders at which a quorum is present, referred to under Irish law as an “ordinary resolution.” A general authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another ordinary resolution. Our Amended Memorandum and Articles of Association authorizes our board of directors to allot and issue new shares and rights to subscribe for, or convert any security into, new shares in the capital of MariaDB up to the maximum of our authorized but unissued share capital for a period of five years from the date of adoption. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter. While an allotment authority may be given for up to five years at each renewal, governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of relevant securities being sought or approved. Any increase in our authorized share capital also requires to be approved by an ordinary resolution.

Subject to certain exceptions, Irish law also provides shareholders with statutory preemption rights when “equity securities” (comprising, subject to certain exceptions, new shares, and rights to subscribe for, or convert any securities into, new shares) are issued for cash. However, it is possible for such statutory preemption rights to be generally or specifically disapplied in a company’s constitution or by a resolution approved by not less than 75% of the votes cast at a general meeting of its shareholders at which a quorum is present, referred to under Irish law as a “special resolution.” A general disapplication of pre-emption rights may be given in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another special resolution. Our Amended Memorandum and Articles of Association disapplies statutory preemption rights up to the maximum of the authorized but unissued share capital for a period of five years from the date of adoption. This disapplication will need to be renewed by special resolution upon its expiration and at periodic intervals thereafter. While a disapplication of statutory preemption rights may be given for up to five years at each renewal, governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of equity securities being sought or approved.

Attempted takeovers of MariaDB will be subject to the Irish Takeover Rules and will be under the supervisory jurisdiction of the Irish Takeover Panel.

As an Irish incorporated public limited company, we are subject to the Irish Takeover Rules, which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish public limited companies listed on certain stock exchanges, including NYSE. The Irish Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field. For example, pursuant to the Irish Takeover Rules, our board of directors is not permitted, without shareholder approval, to take certain actions which might frustrate an offer for the Ordinary Shares once our board of directors has received an approach that might lead to an offer or has reason to believe that an offer is, or may be, imminent.

Under the Irish Takeover Rules, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of MariaDB may be required to make a mandatory cash offer for our remaining shares.

Under the Irish Takeover Rules, in certain circumstances, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of MariaDB may be required to make a mandatory cash offer for our remaining shares at a price not less than the highest price paid for the shares by that person or its concert parties during the previous 12 months. Except with the consent of the Irish Takeover Panel, this mandatory offer requirement is triggered: (i) if an acquisition of shares would result in a person or persons acting in concert holding shares representing 30% or more of the voting rights of MariaDB and (ii) where a person, or persons acting in concert, already hold(s) shares representing 30% or more of the voting rights of MariaDB, if an acquisition of shares would result in the percentage of the voting rights of MariaDB held by such person, or persons acting in concert, increasing by more than 0.05% within a 12-month period. In the case of an issuance of new shares, the Irish Takeover Panel will typically waive the mandatory offer requirement in circumstances where the issuance has been approved in advance by simple majority vote given at a general meeting of the independent (i.e., not interested) shareholders of MariaDB convened in accordance with the requirements (including as to disclosure) of the Irish Takeover Rules. The mandatory offer requirements do not apply to a single holder holding shares representing more than 50% of the voting rights of MariaDB.

Anti-takeover provisions in our Amended Memorandum and Articles of Association could make an acquisition of MariaDB more difficult.

Our Amended Memorandum and Articles of Association contains provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our Ordinary Shares, adversely affect the market price of the Ordinary Shares, and adversely affect the voting and other rights of our shareholders. These provisions include: (i) permitting our board of directors to issue preference shares without the approval of our shareholders, with such rights, preferences and privileges as they may designate; and (ii) allowing our board of directors to adopt a shareholder rights plan upon such terms and conditions as it deems expedient in the interests of MariaDB.

Irish law requires us to have available “distributable profits” to pay dividends to shareholders and generally to make share repurchases and redemptions.

Under Irish law, we may only pay dividends and make other distributions (and, generally, make share repurchases and redemptions) only out of “distributable profits” shown on our unconsolidated financial statements prepared in accordance with the Irish Companies Act and filed with the Irish Companies Registration Office. Distributable profits are the accumulated realized profits of MariaDB that have not previously been utilized in a distribution or capitalization less accumulated realized losses that have not previously been written off in a reduction or reorganization of capital, and include reserves created by way of a reduction of capital. In addition, no dividend may be paid or other distribution, share repurchase or redemption made by MariaDB unless our net assets are equal to, or exceed, the aggregate of our called up share capital plus our undistributable reserves and the dividend or other distribution, share repurchase or redemption does not reduce our net assets below such aggregate. Undistributable reserves include the un-denominated capital, the capital redemption reserve fund, and the amount by which our accumulated unrealized profits that have not previously been utilized by any capitalization exceed our accumulated unrealized losses that have not previously been written off in a reduction or reorganization of capital.

As a new parent company with no operational history, we have no distributable profits of our own. Accordingly, in order to pay dividends or make other distributions, share repurchases or redemptions, we will need to generate distributable profits from our business activities or otherwise create distributable profits by alternative means, including a reduction of capital.

Irish law differs from the laws in effect in the United States and may afford less protection to our shareholders.

Because we are an Irish incorporated public limited company, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. The U.S. and Ireland do not currently have a treaty providing for the reciprocal recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters, and, accordingly, common law rules apply in determining whether a judgment obtained in a U.S. court is enforceable in Ireland. Although there are processes under Irish law for enforcing a judgment of a U.S. court, including by seeking summary judgment in a new action in Ireland, those processes are subject to certain established principles and conditions, and there can be no assurance that an Irish court would enforce a judgment of a U.S. court in this way and thereby impose civil liberty on us or our directors or officers.

As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Concurrently with the closing of the Merger on December 16, 2022, the PIPE Investors purchased from us an aggregate of 1,915,790 Ordinary Shares at a price of $9.50 per share, for an aggregate purchase price equal to $18.2 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

2.1+

Amendment No. 1 to Business Combination Agreement, dated December 9, 2022 (filed as Exhibit 2.1 to APHC’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2022, and incorporated herein by reference)

3.1

Amended MariaDB Memorandum and Articles of Association (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

4.1

Warrant Amendment Agreement, dated as of December 16, 2022, by and among Angel Pond Holdings Corporation, Continental Stock Transfer & Trust Company, and Computershare Inc., and Computershare Trust Company, N.A. (filed as Exhibit 4.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

4.2

Post-Amendment Assignment and Assumption Agreement, dated as of December 16, 2022, by and among MariaDB plc, Angel Pond Holdings Corporation, and Computershare Inc., and Computershare Trust Company, N.A. (filed as Exhibit 4.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

4.3

Amended and Restated Warrant Agreement, effective as of December 16, 2022, by and among MariaDB Corporation Ab, Mangomill plc and Kreos Capital IV (Expert Fund) Limited (filed as Exhibit 4.6 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.1

Form of Lock-Up Agreement (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.2

Form of Registration Rights Agreement (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.3#

Form of Deed of Indemnification (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.4#

Form of Indemnification Agreement (filed as Exhibit 10.5 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.5#

Form of Deed of Indemnity Rights (filed as Exhibit 10.6 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.6#

2022 MariaDB plc Equity Incentive Plan (filed as Exhibit 10.7 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.7#

Form of Restricted Stock Unit Award Grant Notice (filed as Exhibit 10.8 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.8#

Form of Stock Option Grant Notice (filed as Exhibit 10.9 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.9#

MariaDB plc Executive Annual Incentive Plan (filed as Exhibit 10.10 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.10#

MariaDB plc Non-Employee Director Compensation Program (filed as Exhibit 10.11 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)
*	Filed herewith
**

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

+	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601. The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
#	Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIADB PLC

Date: February 13, 2023	By:	/s/ Michael Howard
	Name:	Michael Howard
	Title:	Chief Executive Officer and Chairman
(Principal Executive and Financial Officer)

Date: February 13, 2023	By:	/s/ Will Sanchez
	Name:	Will Sanchez
	Title:	Chief Accounting Officer
(Principal Accounting Officer)