Form 10-Q
period 2023-03-31
MariaDB plc
filed 2023-05-15
CIK 1929589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were approximately 66,914,436 shares of the registrant’s ordinary shares outstanding.

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

“Public Warrants” means the warrants of the Company that, pursuant to the terms and conditions of the Merger Agreement, became exercisable for an aggregate of 8,850,458 Ordinary Shares on the same terms and conditions as the APHC Public Warrants.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern and to secure additional financing needed to meet short-term and long-term liquidity needs;
●	our ability to compete in an increasingly competitive environment;
●	our ability to retain and recruit qualified personnel, including officers, directors and other key personnel (including those with public company experience);
●	our ability to acquire and integrate technologies, personnel, and other assets (including those related to the acquisition of CubeWerx and Sector 42 by Legacy MariaDB);
●	our ability to retain existing customers and their business and attract additional customers and their business;
●	intellectual property, information technology and privacy requirements that may subject us to unanticipated liabilities;
●	our ability to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to manage our operations, including potential growth and expansion of our business operations and building out controls, effectively;

●	our ability to effectively operate as a public company;
●	any regulatory actions or litigation relating to, among other things, the Business Combination;
●	our ability to maintain the listing of our Ordinary Shares, Public Warrants or other securities on the NYSE;
●	the effects of the ongoing coronavirus (COVID-19) pandemic or other infectious diseases, health epidemics, pandemics, and natural disasters on our business; and
●	the other risks and uncertainties set forth in this report in the section titled “Risk Factors”.

Part I. Financial Information

Item 1. Financial Statements

INDEX TO THE FINANCIAL STATEMENTS

MARIADB PLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and September 30, 2022	8
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and six months ended March 31, 2023 and 2022	9
Unaudited Condensed Consolidated Statements of Convertible Preferred Shares and Stockholders’ Equity (Deficit) for the three months and six months ended March 31, 2023 and 2022	10
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022	11
Notes to Unaudited Condensed Consolidated Financial Statements	12

MariaDB plc

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	March 31,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$9,703	$4,756
Short-term investments	—	25,999
Accounts receivable, net	26,707	12,154
Prepaids and other current assets	5,952	15,463
Total current assets	42,362	58,372
Property and equipment, net	465	708
Goodwill	7,816	7,535
Intangible assets, net	980	1,120
Operating lease right-of-use assets	972	890
Other noncurrent assets	4,925	4,146
Total assets	$57,520	$72,771
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,885	$3,267
Accrued expenses	6,919	8,902
Operating lease liabilities	868	496
Long-term debt, current	16,326	122
Deferred revenue	27,980	26,236
Total current liabilities	55,978	39,023
Long-term debt, net of current	—	14,622
Operating lease liabilities, net of current	148	433
Deferred revenue, net of current	17,265	5,321
Warrant liabilities	3,919	1,749
Deferred tax liability	173	—
Total liabilities	77,483	61,148
Commitments and contingencies (Note 11)
Convertible preferred shares, par value of $0 per share; 0 and 41,883,053 shares issued and outstanding as of March 31, 2023 and September 30, 2022	—	206,969
Stockholders’ equity (deficit):
Ordinary shares, par value of $0.01 per share; 66,872,785 and 13,864,344 shares issued and outstanding as of March 31, 2023 and September 30, 2022	668	—
Additional paid-in-capital	212,253	11,482
Accumulated deficit	(222,069)	(197,523)
Accumulated other comprehensive income (loss)	(10,815)	(9,305)
Total stockholders’ equity (deficit)	(19,963)	(195,346)
Total liabilities, convertible preferred shares and stockholders’ equity (deficit)	$57,520	$72,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue:
Subscription	$12,021	$9,510	$23,298	$19,019
Services	1,453	1,184	2,981	2,375
Total revenue	13,474	10,694	26,279	21,394
Cost of revenue:
Subscription	1,545	1,454	3,135	3,027
Services	1,674	1,705	3,449	3,041
Total cost of revenue	3,219	3,159	6,584	6,068
Gross profit	10,255	7,535	19,695	15,326
Operating expenses:
Research and development	9,274	8,886	18,747	17,356
Sales and marketing	7,289	5,975	14,175	12,248
General and administrative	6,716	3,059	12,219	7,092
Total operating expense	23,279	17,920	45,141	36,696
Loss from operations	(13,024)	(10,385)	(25,446)	(21,370)
Other (expense) income:
Interest expense	(282)	(509)	(514)	(1,230)
Change in fair value of warrant liabilities	2,297	(4,625)	4,028	(4,745)
Other income (expense), net	(779)	1,005	(2,608)	966
Loss before income tax expense	(11,788)	(14,514)	(24,540)	(26,379)
Income tax expense	(62)	(13)	(6)	(28)
Net loss	$(11,850)	$(14,527)	$(24,546)	$(26,407)
Net loss per share attributable to common shares – basic and diluted	$(0.18)	$(1.05)	$(0.54)	$(2.04)
Weighted-average shares outstanding – basic and diluted	66,575,652	13,864,320	45,125,926	12,963,436
Comprehensive Loss:
Net loss	$(11,850)	$(14,527)	$(24,546)	$(26,407)
Foreign currency translation adjustment, net of taxes	(1,220)	(372)	667	232
Unrealized gain (loss) from available-for-sale securities, net of taxes	—	—	(2,177)	—
Total comprehensive loss	$(13,070)	$(14,899)	$(26,056)	$(26,175)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Convertible Preferred Shares and Stockholders’ Equity (Deficit)

(in thousands, except shares amount)

(unaudited)

						Accumulated
						Other		Total
					Additional	Comprehensive		Stockholders’
	Convertible Preferred Shares		Ordinary Shares		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at September 30, 2021	125,343,885	$106,226	51,107,130	$—	$6,440	$(7,477)	$(150,020)	$(151,057)
Recapitalization	(96,744,873)	—	(39,446,303)	117	(117)	—	—	—
Balance at September 30, 2021	28,599,012	106,226	11,660,827	117	6,323	(7,477)	(150,020)	(151,057)
Exercise of share options	—	—	2,203,517	22	923	—	—	945
Share-based compensation	—	—	—	—	129	—	—	129
Other comprehensive income	—	—	—	—	—	604	—	604
Net loss	—	—	—	—	—	—	(11,880)	(11,880)
Balance at December 31, 2021	28,599,012	106,226	13,864,344	139	7,375	(6,873)	(161,900)	(161,259)
Exercise of share options	—	—	—	—	58	—	—	58
Issuance of Series D Preferred Shares	13,149,933	99,860	—	—	—	—	—	—
Issuance of Series C Preferred Shares per Warrants exercise	134,108	890	—	—	—	—	—	—
Share-based compensation	—	—	—	—	99	—	—	99
Other comprehensive income	—	—	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	—	—	(14,527)	(14,527)
Balance at March 31, 2022	41,883,053	206,976	13,864,344	139	7,532	(7,245)	(176,427)	(176,001)

Balance at September 30, 2022	183,565,242	206,969	60,764,711	—	11,482	(9,305)	(197,523)	(195,346)
Recapitalization	(141,682,189)	—	(46,900,367)	139	(139)	—	—	—
Balance at September 30, 2022	41,883,053	206,969	13,864,344	139	11,343	(9,305)	(197,523)	(195,346)
Exercise of share options	—	—	844,350	8	176	—	—	184
Issuance of Ordinary Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	539,233	5	(5)	—	—	—
Exercise of Series C - 2020 Preferred Share Warrants	539,627	3,516	—	—	—	—	—	—
Preferred shares conversion	(42,422,680)	(210,485)	42,422,680	424	210,061	—	—	210,485
Issuance of Ordinary Shares upon Business Combination including PIPE financing (net of offering costs of $14.9 million)	—	—	8,812,585	88	(10,726)	—	—	(10,638)
Share-based compensation	—	—	—	—	616	—	—	616
Other comprehensive loss	—	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	—	(12,696)	(12,696)
Balance at December 31, 2022	—	—	66,483,192	664	211,465	(9,595)	(210,219)	(7,685)
Exercise of share options	—	—	389,593	4	210	—	—	214
Adjustment to deferred offering costs	—	—	—	—	337	—	—	337
Share-based compensation	—	—	—	—	241	—	—	241
Other comprehensive loss	—	—	—	—	—	(1,220)	—	(1,220)
Net loss	—	—	—	—	—	—	(11,850)	(11,850)
Balance at March 31, 2023	—	$—	66,872,785	$668	$212,253	$(10,815)	$(222,069)	$(19,963)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(24,546)	$(26,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	732	395
Depreciation and amortization	374	276
Non-cash lease expense	120	313
Stock-based compensation	857	228
Change in fair value of warrant liability	(4,028)	4,745
Loss from disposal of fixed assets	48	—
Amortization of deferred commission	875	678
Non-cash investment income	(925)	—
Loss on extinguishment of debt	—	154
Foreign currency loss (gain), net	1,917	(1,118)
Changes in operating assets and liabilities:
Accounts receivable	(14,275)	3,592
Other current assets	(1,349)	(3,594)
Other noncurrent assets	(1)	(492)
Accounts payable and accrued expenses	(299)	2,949
Operating lease liability	(114)	(324)
Deferred revenue	11,166	(41)
Net cash used in operating activities	(29,448)	(18,646)
Investing activities:
Purchases of property and equipment	(5)	(200)
Disposal of bonds	25,948	—
Net cash provided by (used in) investing activities	25,943	(200)
Financing activities:
Proceeds from stock options exercise	398	1,003
Proceeds from issuance of preferred shares	—	95,477
Proceeds from issuance of convertible note	—	5,000
Settlement of warrant liabilities	(427)	—
Proceeds from exercise of warrants	2,867	—
Payment of offering costs related to the Business Combination	(5,417)	—
Proceeds from the Business Combination	10,509	—
Repayment of long-term debt	(135)	(11,246)
Net cash provided by financing activities	7,795	90,234
Effect of exchange rate changes on cash and cash equivalents	657	(1,713)
Net increase in cash and cash equivalents	4,947	69,675
Cash and cash equivalents at beginning of period	4,756	6,907
Cash and cash equivalents at end of period	$9,703	$76,582

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$48
Cash paid for interest	$451	$1,695

Non-cash investing and financing activities:
Coversion of debt to Series D Preferred Shares	$—	$5,172
Purchases of property and equipment included in accounts payable	$—	$28
Issuance of Series C Preferred Shares – Exercise of Warrant Liabilities, Fair Value	$649	$101
Conversion of Convertible Preferred Shares to Ordinary Shares	$210,485	$—
Warrant liabilities assumed in the Business Combination	$7,111	$—
Net assets assumed in the Business Combination	$883	$—
Reclassification of deferred offering costs related to the Business Combination	$9,165	$—

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

The interim financial information of the Company and its subsidiaries are unaudited and have been prepared on a consistent basis with the Company’s annual audited financial statements that were included in the Company’s Form 8-K filed on December 22, 2022, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three-month periods are also unaudited. The unaudited condensed consolidated results of operations for the six months ended March 31, 2023 are not necessarily indicative of the results of operations to be expected for the year ending September 30, 2023 or for any other future annual or interim period. The audited consolidated balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed consolidated or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 8-K filed on December 22, 2022.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had an accumulated deficit of $222.1 million and $9.7 million in cash and cash equivalents. The Company is currently seeking financing to avoid any potential shortfall of cash and cash equivalents to fund operations, including capital expenditure requirements for at least 12 months from the date the financial statements were issued. Should sufficient financing not be available to the Company, it will raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s need for additional capital may depend on many factors, including subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the need for necessary technology and operating infrastructure to support the business, the introduction of new and enhanced database features and functionality and the continued market adoption of database solutions. The Company is currently seeking additional equity or debt financings to meet projected working capital, operating, and debt repayment needs, including for repayment of the EIB Term Loan. However, such financings are subject to market conditions, and are not within the Company’s control, and therefore cannot be deemed probable as adequate capital may not be available to the Company when needed or on acceptable terms. There is no assurance that the Company will be successful in raising additional funds. As a result, the Company has concluded that potentially raising funds does not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Note 2. Revision of Prior Period Financial Statements

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the period ended December 31, 2022, the Company identified an error in its accounting of incremental costs of obtaining customer contracts. Certain incremental costs that qualify for capitalization and amortization over the expected period of benefit were inappropriately expensed in the period the commission was earned, resulting in an overstatement of operating expenses in the previously issued financial statements. As a result, the Company has revised the accompanying financial statements as of September 30, 2022 and for the three and six months ended March 31, 2022 from amounts previously reported. Management has determined the error was immaterial to the previously issued financial statements.

The following tables present a summary of the revision to the Company’s previously issued historical financial statements as of and for the periods noted.

Revised Condensed Consolidated Balance Sheet

		As of
	September 30, 2022
	As Reported	Adjustment	As Revised
	(in thousands)
Prepaids and other current assets	$15,806	$(343)	$15,463
Total current assets	58,715	(343)	58,372
Other noncurrent assets	1,006	3,140	4,146
Total assets	69,974	2,797	72,771
Accumulated deficit	(200,320)	2,797	(197,523)
Total stockholders' equity (deficit)	(198,143)	2,797	(195,346)
Total liabilities, convertible preferred shares and stockholders' equity (deficit)	69,974	2,797	72,771

Revised Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended			Six Months Ended
	March 31, 2022			March 31, 2022
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Sales and marketing	$6,618	$(643)	$5,975	$13,193	$(945)	$12,248
Total operating expense	18,563	(643)	17,920	37,641	(945)	36,696
Loss from operations	(11,028)	643	(10,385)	(22,315)	945	(21,370)
Net loss	$(15,170)	$643	$(14,527)	$(27,352)	$945	$(26,407)
Net loss per share attributable to common shares - basic and diluted(1)	(0.27)		(1.05)	(0.48)		(2.04)
Weighted-average shares outstanding - basic and diluted(1)	60,764,608		13,864,320	56,816,307		12,963,436
Comprehensive loss:
Net loss	$(15,170)	$643	$(14,527)	$(27,352)	$945	$(26,407)
Total comprehensive loss	$(15,542)	$643	$(14,899)	$(27,120)	$945	$(26,175)

(1) The as revised weighted-average shares outstanding and earnings per share calculations have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio as a result of the Business Combination.

Revised Condensed Consolidated Statement of Cash Flows

	Six Months Ended
	March 31, 2022
	As Reported	Adjustment	As Revised

	(in thousands)
Operating activities:
Net loss	$(27,352)	$945	$(26,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred commission	443	235	678
Changes in operating assets and liabilities:
Other current assets	(2,645)	(949)	(3,594)
Other noncurrent assets	(261)	(231)	(492)
Net cash used in operating activities	(18,646)	—	(18,646)

Revised Condensed Consolidated Statement of Convertible Preferred Shares and Stockholders' Equity (Deficit)

	Accumulated Deficit			Total Stockholders' Equity
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

	(in thousands)			(in thousands)
Balance as of September 30, 2021	$(151,669)	$1,649	$(150,020)	$(152,706)	$1,649	$(151,057)
Net loss	(12,182)	302	(11,880)	(12,182)	302	(11,880)
Balance as of December 31, 2021	(163,851)	1,951	(161,900)	(163,210)	1,951	(161,259)
Net loss	(15,170)	643	(14,527)	(15,170)	643	(14,527)
Balance as of March 31, 2022	(179,021)	2,594	(176,427)	(178,595)	2,594	(176,001)

Balance as of September 30, 2022	(200,320)	2,797	(197,523)	(198,143)	2,797	(195,346)
Net loss	(13,042)	346	(12,696)	(13,042)	346	(12,696)
Balance as of December 31, 2022	$(213,362)	$3,143	$(210,219)	$(10,828)	$3,143	$(7,685)

Note 3. Summary of Significant Accounting Policies

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

In 2020, the global economy and financial markets had been severely affected by the COVID-19 pandemic. The continuing uncertainty around the outbreak of the COVID-19 pandemic required the use of judgments and estimates in the preparation of the consolidated financial statements for the quarters ended March 31, 2023 and 2022, and the years ended September 30, 2022 and 2021. The future impact of COVID-19 uncertainties could generate, in future reporting periods, a significant impact to the reported amounts of assets, liabilities, revenue and expenses in these and any future consolidated financial statements. Examples of accounting estimates and judgments that may be impacted by the pandemic include, but are not limited to: revenue recognition, impairment of goodwill and intangible assets, allowance for expected credit losses, and tax provisions.

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

As of March 31, 2023, one customer accounted for 53.2% of the total balance of accounts receivable. As of September 30, 2022, no one customer accounted for more than 10% of the total balance of accounts receivable. For the three and six months ended March 31, 2023 and 2022, no customer accounted for more than 10% of the Company’s total revenues.

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

As of September 30, 2022, the Company’s investment securities consisted of $26.0 million in United States (“U.S.”) Treasury Bills, all of which matured by December 31, 2022. During the year ended September 30, 2022, the Company changed the classification of its U.S. Treasury Bills from held-to-maturity to available-for-sale based on its intent to sell the securities. The Company’s available-for-sale marketable securities are recorded at fair value. Any unrealized gains or losses are recorded in accumulated other comprehensive income within the consolidated balance sheet. Any realized gains and losses are recorded as a part of other expense, net in the consolidated statements of operations and comprehensive loss in accordance with ASC 320 “Investments – Debt and Equity Security.” The total proceeds received from sales of available-for-sale securities during the three and six months ended March 31, 2023 was $0 and $25.9 million, respectively. The total realized gain during the three and six months ended March 31, 2023 was $0 and $0.9 million, respectively, including amounts reclassified from accumulated other comprehensive income.

The Company considers all investments with original maturities of greater than three months and less than 12 months to be short-term investments.

There were no available-for-sale-securities outstanding as of March 31, 2023.

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

As of March 31, 2023 and September 30, 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue) approximate fair value due to the short-term nature of such items. The money market funds within cash equivalents and available-for-sale securities are classified within Level 1 of the hierarchy as the values are derived from quoted prices in active markets.

The Company’s warrants are recorded at fair value on a recurring basis. The estimation of fair value for these investments requires the use of significant unobservable inputs, and these inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. As a result, the Company classifies the Public Warrants (as defined in Note 7) as level 1, the Private Warrants (as defined in Note 7) as level 2, and the Kreos Rollover Warrants (as defined in Note 7) as level 3, within the fair value hierarchy. Refer to Note 7 Warrants for further details on the valuation inputs.

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

The following table presents the changes in the allowance for credit losses for the six months ended March 31, 2023 and the year ended September 30, 2022:

	March 31,	September 30,
	2023	2022

	(in thousands)
Balance, beginning of period	$642	$394
Add: provision for credit losses	732	400
Less: write-offs, net of recoveries	(29)	(94)
Foreign currency translation	63	(58)
Balance, end of period	$1,408	$642

Prepaids and Other Current Assets

Prepaid expenses and other current assets totaled $6.0 million and $15.5 million as of March 31, 2023 and September 30, 2022, respectively. Prepaid expenses totaled $4.0 million and $13.5 million as of March 31, 2023 and September 30, 2022, respectively. Prepaid expenses as of March 31, 2023 were primarily related to payments made to third parties in the ordinary course of business. As of September 30, 2022, prepaid expenses were primarily related to deferred equity issuance costs in anticipation of the Business Combination, which were reclassified to equity in the first quarter of fiscal year 2023. Other current assets primarily consisted of deferred commission totaling $1.6 million and $1.5 million as of March 31, 2023 and September 30, 2022, respectively. Other receivables totaled $0.4 million and $0.5 million as of March 31, 2023 and September 30, 2022, respectively.

Warrant Liabilities

As discussed in Note 7 Warrants, the Legacy MariaDB preferred share warrants were either settled or converted into Ordinary Share warrants through the Business Combination (referred to as the “Legacy MariaDB Warrants”). Further, as discussed in Note 7 Warrants, the Company assumed Private Warrants and Public Warrants through the Business Combination. The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because these warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability.

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

On December 18, 2022, MariaDB plc approved and adopted a new plan, the MariaDB plc 2022 Equity Incentive Plan, which became effective immediately as of closing of the Business Combination on December 16, 2022 as described in Note 9 Stock-based Compensation. The type of awards permitted under the new plan include stock options, stock appreciation rights, stock awards, restricted stock awards, restricted stock unit awards, performance awards and other stock awards.

As of March 31, 2023, stock options are the only type of share-based payment that has been granted under the Company’s plans.

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

Note 4. Revenue

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

The following table summarizes the disaggregation of our revenue by geography for the three and six months ended March 31, 2023 and 2022, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of reportable segments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
EMEA	$4,562	$3,864	$9,211	$7,817
Americas	6,510	5,165	12,473	10,260
APAC	2,402	1,665	4,595	3,317
Total revenue	$13,474	$10,694	$26,279	$21,394

Revenue attributable to the Company’s country of domicile upon completion of the Business Combination, Ireland, comprised 0.4% and 0.2% of the total revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue attributable to the United States comprised 42.9% and 44.8% of the total revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue attributable to the Company's country of domicile upon completion of the Business Combination, Ireland, comprised 0.7% and 0.2% of the total revenue for the six months ended March 31, 2023 and 2022, respectively. Revenue attributable to the United States comprised 42.6% and 44.2% of the total revenue for the six months ended March 31, 2023 and 2022, respectively. No other country outside of the United States comprised more than 10% of revenue for any of the periods presented. Revenue by location is determined by the billing address of the customer.

The following table provides information regarding revenue disaggregated by subscription types:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cloud related	$2,938	$1,114	$4,817	$2,105
Other subscription	9,083	8,396	18,481	16,914
Total subscription revenue	$12,021	$9,510	$23,298	$19,019

Revenue from professional services recognized at a point in time amounted to $0.1 million and zero and revenue from professional services recognized over time amounted to $1.4 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. Revenue from professional services recognized at a point in time amounted to $0.3 million and zero and revenue from professional services recognized over time amounted to $2.7 million and $2.4 million for the six months ended March 31, 2023 and 2022, respectively.

Contract Balances

Contract assets

A contract asset is initially recognized for revenue in which the customer is billed after services and support have begun being provided to the customer. Contract assets relate to revenue earned from ongoing subscriptions and support that have not been billed yet (unbilled receivables). As such, the balances of this account vary and depend on the number of unbilled receivables at the end of the year. Contract assets as of March 31, 2023 and September 30, 2022 were $0.5 million and none, respectively.

Deferred revenue

The deferred revenue and deferred revenue, net of current in the accompanying consolidated balance sheets include contract liabilities and refund liabilities. Contract liabilities are recognized if payments are received from a customer before the Company transfers control of the related goods or services. Refund liabilities consist of refundable customer deposits. Refundable customer deposits represent arrangements in which the customer has a unilateral cancellation right for which we are obligated to refund amounts paid related to products or services not yet delivered or provided at the time of cancellation. Revenue is recognized when the transfer of control to customers has occurred.

As of March 31, 2023 and September 30, 2022, the balance of deferred revenue was $45.2 million and $31.6 million, respectively, which includes $13.8 million and zero of refundable customer deposits, respectively.

Revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the deferred revenue beginning balance of each year was $6.7 million and $6.8 million, respectively. Revenue recognized during the six months ended March 31, 2023 and 2022 that was included in the deferred revenue beginning balance of each year was $16.7 million and $16.1 million, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and adjustments for currency. As of March 31, 2023, approximately $54.2 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 51.6% of these remaining performance obligations over the next 12 months. The Company’s contracts are recognized ratably over the contract term. Accordingly, the majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months with the remainder recognized thereafter.

Cost to obtain a contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. The Company determined certain costs related to its sales incentive program and its third-party referral fee program qualify as incremental costs of obtaining a contract. Capitalized costs are amortized consistent with the pattern of transfer to the customer for the goods and services to which the asset relates. The amortization period includes specifically identifiable contract renewals where there is no substantive renewal commission. The expected customer renewal period is estimated based on the historical life of the Company’s customers, which the Company has determined to be five years. The Company applies the practical expedient to not capitalize incremental costs of obtaining contracts if the amortization period is one year or less. Deferred commissions is included in other current assets and in other noncurrent assets. The current and noncurrent deferred commissions had a balance of $4.9 million as of March 31, 2023 and $4.6 million as of September 30, 2022.

Note 5. Acquisition

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

Note 6. Goodwill

The following table summarizes the change in goodwill for the six months ended March 31, 2023:

(in thousands)
September 30, 2022	$7,535
Measurement period adjustments	238
Foreign currency translation	43
December 31, 2022	$7,816
March 31, 2023	$7,816

As described in Note 5 Acquisition, the Company continued to refine the initial estimates and assumptions included in the valuation studies necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed in the CubeWerx and Sector 42 acquisition, and the amount of goodwill to be recognized as of the acquisition date. The measurement period adjustment recorded during the six months ended March 31, 2023 resulted from changes in the deferred tax liability and amount of foreign tax expense owed by the Company.

Note 7. Warrants

Kreos Rollover Warrants

Legacy MariaDB entered into a €4 million loan facility agreement with Kreos Capital IV (“Kreos”), which was repaid in full. In connection with the Kreos loan facility, Legacy MariaDB issued a total of 835,185 warrants entitling subscription for Series B Preferred Shares (“Kreos Rollover Warrants”). Each of those warrants entitled the holder to subscribe for one Series B Preferred Share at a subscription price of €0.5220 per share. In connection with the closing of the Business Combination on December 16, 2022, the warrants issued in connection with the Kreos loan facility agreement were rolled over to an amended and restated warrant agreement entered into on September 8, 2022, pursuant to which the Company assumed all rights and obligations from Legacy MariaDB. The warrants were also amended to adjust the number of Ordinary Shares issuable on exercise of the warrants and the exercise price in proportion to the Exchange Ratio. As a result of these adjustments, the Kreos Rollover Warrants became exercisable for a total of 190,559 Ordinary Shares and are exercisable at a price per share of €2.288. The warrant holder may exercise the warrant by either paying cash equal to the exercise price or in a cashless manner as described in the warrant agreement. As of March 31, 2023, Kreos Rollover Warrants exercisable for 190,559 Ordinary Shares remained outstanding.

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

On August 17, 2022, a definitive agreement was entered into with EIB to repurchase for cash the remaining incremental 2017 Series C Warrants for 326,429 shares prior to the completion of the Business Combination or shortly thereafter, at a settlement price to be determined pursuant to the Finnish Companies Act, if EIB elected not to exercise their warrants for Series C Preferred Shares prior to the completion of the Business Combination. The remaining 326,429 option rights were redeemed on the completion of the Business Combination at a redemption price of €1.19 per option for a total of €0.4 million.

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

These warrants expire between May 2026 and December 2027 if expiration is not accelerated as set out in the terms and conditions of the warrants.

Warrant information in the below table is presented as having been converted by the Exchange Ratio as of September 30, 2022.

			Warrants Outstanding		Fair Value

	Number of	Purchase price
Warrants	warrants issued	per share	March 31, 2023	September 30, 2022	March 31, 2023	September 30, 2022

					(in thousands)
Kreos Rollover Warrant	190,559	€2.28	190,559	190,559	$48	$478
Series C – 2017	1,215,345	€0.04	—	74,479	—	335
Series C – 2020	786,234	€5.22	—	652,126	—	936
Public Warrants	8,850,458	$11.50	8,850,458	—	2,120	—
Private Warrants	7,310,297	$11.50	7,310,297	—	1,751	—
	18,352,893		16,351,314	917,164	$3,919	$1,749

The following tables present the changes in the fair values of warrant liabilities:

Warrant
liabilities
(in thousands)
September 30, 2022	$1,749
Change in fair value	(1,731)
Warrants assumed in the Business Combination	7,111
Settlement of 2017 Series C Warrants put option	(427)
Exercised	(649)
Foreign currency translation	182
December 31, 2022	6,235
Change in fair value	(2,297)
Foreign currency translation	(19)
March 31, 2023	$3,919

Warrant
liabilities
(in thousands)
September 30, 2021	$5,303
Change in fair value	120
Foreign currency translation	(116)
December 31, 2021	5,307
Change in fair value	(162)
Contingent put option	4,787
Exercised	(101)
Foreign currency translation	(103)
March 31, 2022	$9,728

Fair values of the Public and Private Warrants were determined using publicly traded warrant prices. Fair values of the remaining warrants and option rights were determined using the Black-Scholes option-pricing model with the following input assumptions:

	Six Months Ended March 31,
	2023	2022
Expected volatility range (weighted average)	47.79%	46.97% to 48.00% (46.99%)
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	3.80%	0.52% to 2.33% (0.54%)
Expected term range (weighted average)	3.13 years	3.22 years to 10.23 years (9.82 years)

Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.

Note 8. Stockholders’ Equity (Deficit)

Recapitalization

On the Closing Date, Legacy MariaDB received $10.5 million in net proceeds from the PIPE Investment and issuance of Ordinary Shares upon the consummation of the Business Combination, net of fees and expenses paid at closing. As of December 16, 2022, the Company reclassified $14.6 million of deferred offering costs to Additional paid in capital as an offset against proceeds on the Company’s unaudited condensed consolidated balance sheet, which consisted of legal, accounting, and other professional services directly related to the Business Combination. During the quarter ended March 31, 2023, the Company made certain adjustments, reducing deferred offering costs by $0.3 million, to $14.6 million in total. The cash outflows related to these costs were presented as financing activities on the Company’s unaudited condensed consolidated statement of cash flows. On the Closing Date, each Legacy MariaDB preferred share issued and outstanding prior to the effective time of the Business Combination was converted into common shares of Legacy MariaDB and each holder of Legacy MariaDB common shares received approximately 0.22816 MariaDB plc Ordinary Shares, par value $0.01 per share.

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

In the first quarter of fiscal year 2023, prior to effective time of the Business Combination, 539,627 Series C - 2020 Preferred Share Warrants were exercised for preferred shares of Legacy MariaDB. Immediately prior to the effective time of the Business Combination, all outstanding preferred shares of Legacy MariaDB were converted into common shares of Legacy MariaDB on a one-for-one basis and then converted to MariaDB plc Ordinary Shares at an Exchange Ratio of approximately 0.22816. As of the end of the first quarter of fiscal year 2023, no preferred shares of the Company were outstanding.

Share information is presented in the table above and its accompanying paragraphs as having been converted as of September 30, 2022.

As of September 30, 2022, 539,233 Ordinary Shares (as adjusted for the Exchange Ratio) were issued to the shareholders of CubeWerx and Sector 42 as equity consideration in connection with the acquisition as described in Note 5 Acquisition. As of September 30, 2022, the shares issued to CubeWerx and Sector 42 shareholders were not yet registered with the Finnish Trade Register. The shares were registered with the Finnish Trade Register prior to the closing of the Business Combination.

Note 9. Stock-Based Compensation

Legacy MariaDB Stock Options Plans

On December 8, 2017, Legacy MariaDB adopted the Global Share Option Plan 2017 (the “2017 Plan”) and Global Share Option Plan 2017 USA (the “2017 US Plan”) that entitle employees, members of the board as well as advisors to purchase shares in the Company. Under these programs, holders of vested options are entitled to purchase shares at a stated price determined at the grant date. All options are to be settled by the physical delivery of shares. Stock options granted under the 2017 US Plan and the 2017 Plan are incentive stock options to the extent permitted under the U.S. tax laws (“ISOs”) and non-qualified/nonstatutory stock options (“NSOs”), respectively. Options granted under both plans are exercisable over a maximum term of 10 years. Stock option awards under both plans generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 12 quarters of the grantee’s service to the Company as an employee or an advisor/consultant. During the six months ended March 31, 2023 and 2022, 65,098 and 114,082 options were granted under the 2017 Plan, respectively.

On July 4, 2022, Legacy MariaDB adopted the Summer Share Option Plan 2022 USA (the “2022 US Plan”) that entitles employees, members of the board as well as advisors to purchase shares in the Company. Under the program, holders of vested options are entitled to purchase shares at a stated price determined at the grant date. All options are to be settled by the physical delivery of shares. Stock options granted under the 2022 US Plan are ISOs to the extent permitted under U.S. tax laws and NSOs. Options granted under the plan are exercisable over a maximum term of 10 years. Stock options granted under the 2022 US Plan generally vest 25% on the one-year anniversary and the remainder vesting quarterly during the grantee’s service to the Company as an employee or as an advisor/consultant. During the six months ended March 31, 2023, 58,182 options were granted under the 2022 US Plan.

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

All equity awards of Legacy MariaDB that were issued under the Legacy Plans were converted into comparable equity awards that are settled or exercisable for Ordinary Shares. As a result, each Legacy MariaDB option was converted into an option to purchase Ordinary Shares based on an Exchange Ratio of approximately 0.22816. As of the effective date of the 2022 Equity Incentive Plan, no further stock awards have been or will be granted under the Legacy Plans. Option information is presented in the below paragraphs and tables as having been converted as of March 31, 2023 and September 30, 2022, as applicable.

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

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans for the periods covered:

		Weighted
		Average	Weighted-
		Exercise	Average
	Number	Price Per	Remaining	Aggregated
	of Shares	Share	Contractual Life	Intrinsic Value
			(in years)	(in thousands)
Options outstanding, September 30, 2022	42,764,264	$0.26
Recapitalization	(33,006,982)	$0.89
Options outstanding, September 30, 2022	9,757,282	$1.15
Granted	123,280	$4.15
Exercised	(1,233,943)	$0.50
Forfeited	(627,655)	$1.58
Options outstanding, March 31, 2023	8,018,964	$1.27	7.02	$5,271
Options Exercisable, March 31, 2023	5,489,117	$0.72	6.22	$4,444
Vested and expected to vest after March 31, 2023	8,023,213	$1.27	7.02	$5,275

The weighted-average grant-date fair value of options granted during the six months ended March 31, 2023 was $2.05 per share. The total intrinsic value of options exercised during the six months ended March 31, 2023 was $6.2 million. The aggregate grant date fair value of stock options vested during the six months ended March 31, 2023 was $0.7 million. As of March 31, 2023, there was $1.6 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.9 years.

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cost of revenue	$31	$4	$99	$9
Research and development expenses	159	48	379	108
Sales and marketing expenses	38	15	142	35
General and administrative expenses	13	32	237	76
Total stock-based compensation expense	$241	$99	$857	$228

Note 10. Accrued Expenses

The following represents the components of accrued expenses contained within our consolidated balance sheets as of the end of each period:

	March 31, 2023	September 30, 2022

	(in thousands)
Accrued payroll and payroll related liabilities	$3,811	2,904
Accrued bonuses	787	1,208
Taxes payable	685	897
Other accrued expenses	1,636	3,893
Total accrued expenses	$6,919	8,902

Note 11. Commitments and Contingencies

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

Note 12. Long-term Debt

The components of debt are as follows:

	March 31, 2023	September 30, 2022

	(in thousands)
Term loan	$16,326	$14,622
R&D loan	—	122
Total	$16,326	$14,744
Less: Current portion	(16,326)	(122)
Long-term debt	$—	$14,622

During the first quarter of fiscal year 2023, the Company paid off the remaining balance of the R&D loan with the Finnish State Treasury. As of March 31, 2023 and September 30, 2022, the Company was in compliance with its debt covenants.

The Term Loan was disbursed on October 11, 2019 and has a maturity date of October 11, 2023. The Term Loan accrues interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the quarters ended March 31, 2023 and 2022 was 6.0%. As of March 31, 2023, we had an aggregate principal amount of $16.3 million (€15 million) of current debt.

The schedule of required principal payments remaining on debt outstanding as of March 31, 2023 is as follows:

Year ending September 30,	Principal Payments
(in thousands)
2023 (remaining nine months)	$—
2024	16,326
Total principal payments	$16,326

Note 13. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of March 31, 2023 and September 30, 2022, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since September 30, 2022 and does not expect any within the next 12 months.

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

Note 14. Related-Party Transactions

During the six months ended March 31, 2023 and 2022, the Company recorded sales from related parties, which are comprised of several shareholders. The sales to and purchases from related parties are made on terms equivalent to those that prevail in arm’s length transactions. The Company had $0.2 million of accounts receivable from one related party shareholders as of March 31, 2023 and none as of September 30, 2022. The Company had related party sales from one related party shareholder for the six months ended March 31, 2023 of $0.2 million and two related party shareholders for the six months ended March 31, 2022 of $0.4 million, respectively.

The Company incurred expenses of $0.2 million and $0.2 million related to the MariaDB Foundation (discussed below) for the six months ended March 31, 2023 and 2022, respectively.

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

The Company had no accounts payable to related party shareholders as of March 31, 2023 and September 30, 2022.

Outstanding balances are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party receivables or payables.

Note 15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss attributable to common shareholders
Basic and diluted	$(11,850)	$(14,527)	$(24,546)	$(26,407)

Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders
Basic and diluted	66,575,652	13,864,320	45,125,926	12,963,436

Net loss per share attributable to common shareholders
Basic and diluted	$(0.18)	$(1.05)	$(0.54)	$(2.04)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Warrants	16,351,314	2,058,030	16,351,314	2,058,030
Stock options	8,018,964	8,439,682	8,018,964	8,439,682
Convertible preferred shares	—	41,883,053	—	41,883,053
Total	24,370,278	52,380,765	24,370,278	52,380,765

Warrant, stock option and share information is presented in the table above and its accompanying paragraphs as having been converted by the Exchange Ratio as of March 31, 2023 and 2022, as applicable.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following summarizes accumulated other comprehensive income (loss) for the six months ended March 31, 2023 and 2022:

		Net	Accumulated
	Foreign	Unrealized	Other
	Currency	Gain	Comprehensive
	Translation	on Securities	Income (Loss)
Balance at September 30, 2021	$(7,477)	$—	$(7,477)
Other comprehensive income (loss) before reclassifications	604	—	604
Net current period other comprehensive income (loss)	604		604
Balance at December 31, 2021	(6,873)	—	(6,873)
Other comprehensive income (loss) before reclassifications	(372)		(372)
Net current period other comprehensive income (loss)	(372)	—	(372)
Balance at March 31, 2022	$(7,245)	$—	$(7,245)

Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)
Other comprehensive income (loss) before reclassifications	1,887	—	1,887
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2,177)	(2,177)
Net current period other comprehensive income (loss)	1,887	(2,177)	(290)
Balance at December 31, 2022	(9,595)	—	(9,595)
Other comprehensive income (loss) before reclassifications	(1,220)		(1,220)
Net current period other comprehensive income (loss)	(1,220)		(1,220)
Balance at March 31, 2023	$(10,815)	$—	$(10,815)

Note 17. Subsequent Events

Events occurring after March 31, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included. No subsequent events have been identified.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q ("Unaudited Condensed Consolidated Financial Statements”), as well as the audited consolidated financial statements of MariaDB Corporation Ab and the related notes that appear in our Current Report on Form 8-K dated December 22, 2022 (the “MariaDB Audited Consolidated Financial Statements”). Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, payment of our debt, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained elsewhere in this quarterly report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual financial results and condition to differ materially from the results and condition described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, our historical results and condition are not necessarily indicative of the financial results or condition that may be expected as of any other date or for any period in the future.

Business Combination

On December 16, 2022 in connection with the Business Combination, certain transactions contemplated by the Merger Agreement were consummated, including the Irish Domestication Merger, the Merger, and the PIPE Investment. The Irish Domestication Merger, the Merger, the PIPE Investment, and the other transactions contemplated by the Merger Agreement are collectively considered the “Business Combination”. In connection with the Business Combination, Legacy MariaDB changed its name to "MariaDB plc" and listed on the New York Stock Exchange under the trade symbol “MRDB”. Upon the consummation of the Business Combination, MariaDB received approximately $10.5 million, net of fees and expenses. See Note 1 and Note 8 in the accompanying Unaudited Condensed Consolidated Financial Statements for additional details regarding this transaction. For financial reporting purposes, Legacy MariaDB is treated as the accounting acquirer.

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

We generate revenue primarily from two sources:

●	Subscriptions: subscriptions to MariaDB Enterprise solutions and SkySQL, our fully managed Database-as-a-service (“DBaaS”), which are sold in conjunction with post-contract support, or PCS. Our subscription agreements for Maria DB Enterprise solutions typically have terms of one to three years. MariaDB SkySQL subscriptions are available to customers on either a pay-as-you-go or one or multi-year subscription agreements. Our subscription agreements generally provide for future updates, upgrades, enhancements, and technical product support.
●	Services: professional services consisting primarily of consulting, training, remote database administration, and enterprise architect services.

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

To support our database solutions and increase customer satisfaction and retention, we provide professional services to aid our customers in making their applications on the MariaDB platform successful. Our service revenue accounted for 10.8% and 11.1% of our total revenue during the quarters ended March 31, 2023 and 2022, respectively, and 11.3% and 11.1% during the six months ended March 31, 2023 and 2022. We continue to invest in our professional service offerings as part of our customer retention and expansion strategy.

Our database solutions are used globally by organizations of all sizes across a broad range of industries. We currently offer our products in the (1) Americas, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) Asia-Pacific (“APAC”). Our revenue from those regions constituted 48.3%, 33.9%, and 17.8%, respectively, of our revenue for the quarter ended March 31, 2023, and 48.4%, 36.1%, and 15.6%, respectively, of our revenue for the quarter ended March 31, 2022. Revenue from those regions constituted 47.5%, 35.1%, and 17.4%, respectively, of our revenue for the six months ended March 31, 2023, and 48.0%, 36.5%, and 15.5%, respectively, of our revenue for the six months ended March 31, 2022. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international markets. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

Recent Actions

During our second fiscal quarter ending March 31, 2023, we announced the reduction in our global workforce by approximately 8%. The actions were primarily in response to cost reduction goals and to focus MariaDB on key initiatives and priorities. The actions were substantially completed in our second fiscal quarter. Costs associated with the reduction were not material.

Effective April 10, 2023, Conor McCarthy became our Chief Financial Officer.

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

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The definition and calculation of the key business metrics discussed below may differ from other similarly titled metrics used by other companies, competitors, industry experts, securities analysts, and investors. For the second quarter of fiscal year 2023 and 2022, our key business metrics were as follows:

	As of March 31,
($ in thousands)	2023	2022
Total Annual Recurring Revenue	$52,866	$47,248
Total Net Revenue Retention Rate	101%	113%
Customers	699	641

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

Services revenue. Services revenue consists of revenue from professional services, including remote database administration, enterprise architect services, software installation, monitoring, maintenance, and reporting, as well as other services including consulting and training.

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

Cost of services revenue. Cost of services revenue primarily includes personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation, for employees associated with our professional services, including our remote database administration and enterprise architect services, and travel-related costs. We expect our cost of services revenue to increase both in absolute dollars and as a percent of revenue as our services revenue increases.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, stock-based compensation, third-party costs related to marketing programs, and travel-related costs, as well as allocated overhead. Sales commissions are generally paid upfront on sales bookings; however, the timing of payment is based on sales incentive plans and customer contractual terms related to the underlying customer contract. The deferred commission amounts are recoverable through the future revenue streams from specifically anticipated renewal contracts. Commissions earned on the initial contracts and renewal contracts with a contract term greater than a year are deferred, recorded on the balance sheet and amortized over the useful life. Amortization of deferred commissions is included in sales and marketing expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. We expect our sales and marketing expenses will increase in absolute dollars over time as we expand our sales force, increase our marketing resources, and expand into new markets.

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

Income tax expense. Income tax expense consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We assess the need for a valuation allowance against our deferred income tax assets. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized, and we have accordingly recorded a full valuation allowance as of March 31, 2023 and September 30, 2022.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated (amounts stated in thousands):

Overview for the Three and Six Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue:
Subscription	$12,021	$9,510	$23,298	$19,019
Services	1,453	1,184	2,981	2,375
Total revenue	13,474	10,694	26,279	21,394
Cost of revenue:
Subscription	1,545	1,454	3,135	3,027
Services	1,674	1,705	3,449	3,041
Total cost of revenue	3,219	3,159	6,584	6,068
Gross profit	10,255	7,535	19,695	15,326
Operating expenses:
Research and development	9,274	8,886	18,747	17,356
Sales and marketing	7,289	5,975	14,175	12,248
General and administrative	6,716	3,059	12,219	7,092
Total operating expenses	23,279	17,920	45,141	36,696
Loss from operations	(13,024)	(10,385)	(25,446)	(21,370)
Other (expense) income:
Interest expense	(282)	(509)	(514)	(1,230)
Change in fair value of warrant liabilities	2,297	(4,625)	4,028	(4,745)
Other income (expense), net	(779)	1,005	(2,608)	966
Loss before income tax expense	(11,788)	(14,514)	(24,540)	(26,379)
Income tax expense	(62)	(13)	(6)	(28)
Net loss	$(11,850)	$(14,527)	$(24,546)	$(26,407)

Comparison of the Three and Six Months Ended March 31, 2023 and 2022

Revenue

	For the three months ended March 31,		Change		For the six months ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Revenue
Subscription	$12,021	$9,510	2,511	26.4%	$23,298	$19,019	4,279	22.5%
Services	1,453	1,184	269	22.7%	2,981	2,375	606	25.5%
Total revenue	$13,474	$10,694	2,780	26.0%	$26,279	$21,394	4,885	22.8%

Subscription revenue

Subscription revenue increased by $2.5 million, or 26.4%, and $4.3 million, or 22.5%, from the three and six months ended March 31, 2022 to the three and six months ended March 31, 2023, respectively. Approximately 40.4% and 43.2% of the year-over-year increase in revenue during the three and six months ended March 31, 2023, respectively, was attributable to growth from new customers with the remaining increase attributable to existing customers. Our customer base grew from 641 customers as of March 31, 2022 to 699 customers as of March 31, 2023.

Services revenue

Services revenue increased by $0.3 million, 22.7%, and $0.6 million, or 25.5%, from the three and six months ended March 31, 2022 to the three and six months ended March 31, 2023, respectively, due to the continued increase in delivery of consulting, enterprise architect services, and remote database administration services.

Cost of revenue, Gross profit and Gross margin

	For the three months ended				For the six months ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Cost of revenue
Subscription	$1,545	$1,454	91	6.3%	$3,135	$3,027	108	3.6%
Services	1,674	1,705	(31)	(1.8)%	3,449	3,041	408	13.4%
Total cost of revenue	$3,219	$3,159	60	1.9%	$6,584	$6,068	516	8.5%

Gross profit	10,255	7,535	2,720	36.1%	19,695	15,326	4,369	28.5%
Gross margin	76.1%	70.5%	NA	NA	74.9%	71.6%	NA	NA

Cost of subscription revenue

Cost of subscription revenue increased by $0.1 million, or 6.3%, and $0.1 million, or 3.6%, from the three and six months ended March 31, 2022 to the three and six months ended March 31, 2023, respectively, due to an increase in personnel-related costs associated with increased headcount and an increase in costs related to third-party tools, partially offset by a decrease in third-party hosting infrastructure costs.

Cost of services revenue

Cost of services revenue decreased nominally and increased by $0.4 million, or 13.4%, from the three and six months ended March 31, 2022 to the three and six months ended March 31, 2023, respectively. Year-over-year cost of services revenue increased during the six months ended March 31, 2023, due to personnel-related costs associated with increased headcount in our services organization.

Gross margin

Our overall gross margin increased by 5.6% to 76.1% and 3.3% to 74.9% during the three and six months ended March 31, 2023 compared to the same periods in fiscal year 2022, primarily due to strong growth in subscription revenue and efficiencies realized in managing our third-party hosting infrastructure costs.

Operating expenses

	For the three months ended March 31,		Change		For the six months ended March 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Operating expenses
Research and development	$9,274	$8,886	388	4.4%	$18,747	$17,356	1,391	8.0%
Sales and marketing	7,289	5,975	1,314	22.0%	14,175	12,248	1,927	15.7%
General and administrative	6,716	3,059	3,657	119.5%	12,219	7,092	5,127	72.3%
Total operating expenses	$23,279	$17,920	5,359	29.9%	$45,141	$36,696	8,445	23.0%

Research and development

Research and development expense increased by $0.4 million, or 4.4%, from $8.9 million for the three months ended March 31, 2022 to $9.3 million for the three months ended March 31, 2023. The increase was primarily attributable to a $1.1 million increase in personnel-related expenses associated with the growth in headcount, a $0.2 million increase in professional service fees, and a $0.2 million increase in software costs. The higher costs were partially offset by a $1.1 million decrease in third-party hosting infrastructure costs.

Research and development expense increased by $1.4 million, or 8.0%, from $17.4 million for the six months ended March 31, 2022 to $18.7 million for the six months ended March 31, 2023. The increase was primarily attributable to a $2.2 million increase in personnel-related expenses associated with the growth in headcount, a $0.5 million increase in professional service fees, a $0.2 million increase in software costs, and a $0.2 million increase in other operating expenses, such as amortization of acquired intangible assets. The higher costs were partially offset by a $1.7 million decrease in third-party hosting infrastructure costs.

Sales and marketing

Sales and marketing expense increased by $1.3 million, or 22.0%, from $6.0 million for the three months ended March 31, 2022 to $7.3 million for the three months ended March 31, 2023. The increase was primarily attributable to a $1.7 million increase in personnel-related expenses associated with the growth in headcount and a $0.1 million increase in professional service fees. The higher costs were partially offset by a $0.5 million decrease in marketing related and other operating expenses.

Sales and marketing expense increased by $1.9 million, or 15.7%, from $12.2 million for the six months ended March 31, 2022 to $14.2 million for the six months ended March 31, 2023. The increase was primarily attributable to a $2.9 million increase in personnel-related expenses associated with the growth in headcount and a $0.2 million increase in professional service fees. The higher costs were partially offset by a $0.6 million decrease in events and travel-related expenses, primarily due to costs incurred in the prior-year for our company-wide meeting, and a $0.6 million decrease in marketing and other operating expenses.

General and administrative

General and administrative expenses increased by $3.7 million, or 119.5%, from $3.1 million for the three months ended March 31, 2022 to $6.7 million for the three months ended March 31, 2023. The increase was primarily attributable to a $1.7 million increase in legal expense, a $0.9 million increase in personnel-related expenses, which includes headcount growth in all administrative areas to support growth in business activities, a $0.8 million increase in insurance expense due to the Company's new directors and officers insurance policies, a $0.4 million increase in professional service fees due to our increased public-company compliance requirements, and a $0.2 million increase in bad debt expense. Further, there were additional expenses of $0.2 million attributable to other operating expenses reflecting higher technology-related costs to support the business along with higher office and facilities expenses related to increases in annual rent and maintenance expenses. The higher costs were partially offset by a $0.5 million decrease in professional fees associated with the additional resources needed in the prior-year period to effect the Business Combination and effect the Series D Preferred Shares financing.

General and administrative expense increased by $5.1 million, or 72.3%, from $7.1 million for the six months ended March 31, 2022 to $12.2 million for the six months ended March 31, 2023. The increase was primarily attributable to a $2.1 million increase in legal expense, a $1.1 million increase in personnel-related expenses, which includes headcount growth in all administrative areas to support growth in business activities, a $0.8 million increase in insurance expense due to the Company's new directors and officers insurance policies, a $0.3 million increase in professional service fees due to our increased public-company compliance requirements, and a $0.7 million increase in bad debt expense. Further, there were additional expenses of $0.6 million attributable to other operating expenses reflecting higher technology-related costs to support the business along with higher office and facilities expenses related to increases in annual rent and maintenance expenses. The higher costs were partially offset by a $0.5 million decrease in professional fees associated with the additional resources needed in the prior-year period to effect the Business Combination and effect the Series D Preferred Shares financing.

Interest expense

	For the three months ended				For the six months ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Interest expense	$(282)	$(509)	227	(44.6)%	$(514)	$(1,230)	716	(58.2)%

Interest expense decreased by $0.2 million, or 44.6%, and $0.7 million, or 58.2%, from the three and six months ended March 31, 2022 to the three and six months ended March 31, 2023, respectively, due to repayment in early 2022 of the Capital Loan with the European Investment Bank (“EIB”) described in Note 12 to our Unaudited Condensed Consolidated Financial Statements, thereby resulting in less interest.

Change in fair value of warrant liabilities

	For the three months ended				For the six months ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Change in fair value of warrant liabilities	$2,297	$(4,625)	6,922	NM	$4,028	$(4,745)	8,773	NM

Our warrant liabilities are remeasured at the end of each quarter to reflect changes in the fair value of warrant liabilities. The change in fair value of warrant liabilities reflected $2.3 million of income for the quarter ended March 31, 2023, compared to $4.6 million of expense for the quarter ended March 31, 2022. The Company recorded a loss of $4.6 million on the change in fair value of the Kreos Rollover Warrants, 2017 Series C Warrants, and the 2020 Series C Warrants in the prior-year period. During the quarter ended March 31, 2023, the Company recorded a $2.3 million gain related to the decrease in fair value associated with the Public and Private Warrants and Kreos Rollover Warrants as a result of the decrease in the Company's stock price from December 31, 2022 to March 31, 2023.

The change in fair value of warrant liabilities reflected $4.0 million of income for the six months ended March 31, 2023, compared to $4.7 million of expense for the six months ended March 31, 2022. The Company recorded a loss of $4.7 million on the change in fair value of the Kreos Rollover Warrants, 2017 Series C Warrants, and the 2020 Series C Warrants in the prior-year period. During the six months ended March 31, 2023, the Company recorded a $3.7 million gain related to the decrease in fair value associated with the Public and Private Warrants and Kreos Rollover Warrants as a result of the decrease in the Company's stock price from the closing date of the Business Combination to March 31, 2023. In addition, the increase to change in fair value of warrant liabilities was due to the gain of $0.2 million on the revaluation of the 2020 Series C Warrants as of the closing date of the Business Combination. The Company also recorded a gain of $0.1 million on the termination of unexercised 2020 Series C Warrants during the six months ended March 31, 2023. For additional information, see Note 7 to our Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net

	For the three months ended				For the six months ended
	March 31,		Change		March 31,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Other income (expense), net	$(779)	$1,005	(1,784)	NM	$(2,608)	$966	(3,574)	NM

Other income (expense), net increased by $(1.8) million and $(3.6) million from the three and six months ended March 31, 2022 to the three and six months ended March 31, 2023, respectively, due to currency exchange losses related to transactions denominated in a foreign currency.

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

	For the three months ended March 31,		For the six months ended March 31,
($ in thousands)	2023	2022	2023	2022
Net Loss	$(11,850)	$(14,527)	$(24,546)	$(26,407)
Adjustments:
Interest expense	282	509	514	1,230
Income tax expense	62	13	6	28
Depreciation and amortization	136	133	374	276
Stock-based compensation	241	99	857	228
Change in fair value of warrant liabilities	(2,297)	4,625	(4,028)	4,745
Other income (expense), net	779	(1,005)	2,608	(966)
Adjusted EBITDA	$(12,647)	$(10,153)	$(24,215)	$(20,866)

Net Loss Margin	(87.9)%	(135.8)%	(93.4)%	(123.4)%
Adjusted EBITDA Margin	(93.9)%	(94.9)%	(92.1)%	(97.5)%

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

As of March 31, 2023, our primary sources of liquidity are from the collection of proceeds from the subscriptions of customers and cash generated from financing activities. For fiscal year 2023, cash generated from financing activities through March 31, 2023 primarily includes $10.5 million in net proceeds from the PIPE Investment and issuance of Ordinary Shares upon the consummation of the Business Combination in December 2022, net of fees and expenses paid at closing.

We have incurred losses and generated negative cash flow from operations since inception, including during the three and six months ended March 31, 2023 and 2022, as well as during the years ended September 30, 2022 and 2021. As of March 31, 2023, we had an accumulated deficit of $222.1 million.

As of March 31, 2023, we had $9.7 million in cash and cash equivalents. Without financing that we are currently seeking, we do not believe our existing cash and cash equivalents, cash provided by sales of database subscriptions, and sales of our services will be sufficient to meet our projected operating requirements and capital expenditures over the next 12 months following the date on which the Unaudited Condensed Consolidated Financial Statements were issued. We believe that without sufficient financing there is doubt about our ability to continue as a going concern. As a result of our growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations will continue in the future. Our future capital requirements may depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, increased costs associated with being a public company, the need for necessary technology and operating and controls infrastructure to support our business and compliance, the introduction of new and enhanced database features and functionality, and the continued market adoption of our database solutions. We may in the future pursue acquisitions of businesses, technologies, assets and talent, which may also require additional capital.

We have not been and are not currently profitable and cannot provide assurance that we will ever be profitable. We are currently seeking additional financing to meet our projected working capital, operating, and debt repayment needs, including for repayment of our EIB Term Loan. Our liquidity may be significantly affected because of our access to cash through debt or equity markets potentially proving challenging due to recent volatility in the capital markets, the rising interest rate environment, changes in customer traffic, higher costs due to inflation, and labor shortages. Additional financing from outside sources may not be available on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies or businesses, our competitive position could weaken, and our business, growth prospects, financial condition, and results of operations could be materially adversely affected. See Note 1 to our Unaudited Condensed Consolidated Financial Statements for additional information on this assessment.

Additionally, as noted in Note 3 to our Unaudited Condensed Consolidated Financial Statements, approximately 53.2% of our accounts receivable are concentrated in a single customer. If we are unable to collect our accounts receivable as they become due, it could adversely affect our liquidity and working capital position. We have generally been able to collect our accounts receivable in the ordinary course of business. See additional considerations over customer credit risk herein under "Credit Risk."

Deferred Revenue

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our unaudited condensed consolidated balance sheets as deferred revenue. The deferred revenue and deferred revenue, net of current in the accompanying consolidated balance sheets include contract liabilities and refund liabilities. Contract liabilities are recognized if payments are received from a customer before the Company transfers control of the related goods or services. Refund liabilities consist of refundable customer deposits. Revenue is recognized when the transfer of control to customers has occurred. As of March 31, 2023, we had total deferred revenue of $45.2 million, of which $13.8 million was related to refundable customer deposits. As of March 31, 2023, the remaining performance obligations were $54.2 million, and we expect to recognize revenue on approximately 51.6% of these remaining performance obligations over the next 12 months. Our subscription contracts are recognized ratably over the contract terms; accordingly, the majority of our noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months, with the remainder recognized thereafter.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Leases

We have non-cancelable operating lease contracts primarily for facilities for office use expiring from April 2023 to July 2024, some of which include options to extend the lease. Leases of facilities generally have lease terms between 1 and 5 years. During the second quarter of fiscal year 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Legacy MariaDB audited consolidated financial statements for the fiscal year ended September 30, 2022, included in Form 8-K, filed on December 22, 2022.

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

The Term Loan was disbursed on October 11, 2019 and has a maturity date of October 11, 2023. The Term Loan accrues interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the quarters ended March 31, 2023 and 2022 was 6.0%. As of March 31, 2023, we had an aggregate principal amount of $16.3 million (€15 million) of current debt.

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

Under the terms of the Facility, EIB was issued 2017 Series C Warrants with a put option. The original terms provided EIB the right (no earlier than 30 days prior to the maturity date of the Capital Loan) to require us to purchase a substantial portion of the warrants, with our obligation capped at the maximum amount of €8 million in connection with the exercise of the put option. On August 8, 2022, we received written notice from EIB exercising its put option under its 2017 Series C Warrants described in Note 7 to our Unaudited Condensed Consolidated Financial Statements. As a result of EIB’s exercise of its put option, we were required to repurchase 5,000,194 Legacy MariaDB warrants at the maximum purchase price of €8 million. During the fourth quarter of the year ended September 30, 2022, we net settled the Legacy MariaDB Warrants (defined below) subject to the put option at a purchase price of $7.7 million. The remaining 2017 Series C Warrants held by EIB were settled in the first quarter of 2023 upon consummation of the Business Combination as described in Note 7 to our Unaudited Condensed Consolidated Financial Statements.

Cash Flows

The following table presents a summary of our cash flows for the six months ended March 31, 2023 and 2022:

	For the six months ended March 31,
	2023	2022

Net cash provided by (used in)	(unaudited, in thousands)
Operating activities	$(29,448)	$(18,646)
Investing activities	$25,943	$(200)
Financing activities	$7,795	$90,234

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

For the six months ended March 31, 2023, cash used in operating activities was $29.4 million, primarily consisting of our net loss of $24.5 million, adjusted for non-cash losses and net cash outflows of $4.9 million related to changes in our operating assets and liabilities. Non-cash losses included $1.9 million of unrealized foreign currency losses and $3.0 million of other normal recurring non-cash charges, offset by a change in the fair value of warrant liabilities of $4.0 million and non-cash investment income of $0.9 million. The main driver of the changes in operating assets and liabilities was a result of an increase in accounts receivable and other current assets, offset by a corresponding increase in deferred revenue.

For the six months ended March 31, 2022, cash used in operating activities was $18.6 million, primarily consisting of our net loss of $26.4 million, adjusted for non-cash charges of $5.7 million and net cash inflows of $2.1 million provided by changes in our operating assets and liabilities. The main driver of the changes in operating assets and liabilities was an inflow resulting primarily from increased accrued liabilities and accounts payable, as well as a decrease in accounts receivable.

Investing activities

Cash provided by investing activities for the six months ended March 31, 2023 was $25.9 million, resulting primarily from the sale of remaining short-term investments, as discussed in Note 3 of our Unaudited Condensed Consolidated Financial Statements.

Cash used in investing activities during the six months ended March 31, 2022 was $0.2 million, resulting from the purchase of property and equipment to support operations.

Financing activities

Cash provided by financing activities for the six months ended March 31, 2023 totaled $7.8 million and primarily consisted of proceeds received from the Business Combination of $10.5 million and proceeds received from the exercise of warrants of $2.9 million, offset by payment of offering costs of $5.4 million, settlement of warrant liabilities of $0.4 million relating to warrant rights redeemed, and repayment of borrowings of $0.1 million.

Cash provided by financing activities for the six months ended March 31, 2022 was $90.2 million and primarily consisted of net proceeds for issuance of Series D Preferred Stock of $95.5 million and net proceeds for the issuance of convertible notes of $5.0 million, offset by repayment of borrowings of $11.2 million.

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

While our significant accounting policies are more fully described in Note 3 to our Unaudited Condensed Consolidated Financial Statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates and therefore involve a greater degree of estimation uncertainty.

Revenue Recognition

We derive our revenue from (1) database-related subscription solutions, including term license and post-contract customer support, (2) consumption-based database-as-a-service offerings, and (3) professional services that include remote database administration, enterprise architect services, software installation, monitoring, maintenance, and reporting, in addition to other services including consulting and training.

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

Warrant Liabilities

As discussed in Note 7 to our Unaudited Condensed Consolidated Financial Statements, the Legacy MariaDB preferred share warrants were either settled or converted into MariaDB plc Ordinary Share warrants through the Business Combination (referred to as the “Legacy MariaDB Warrants”). Further, the Company assumed Private Warrants and Public Warrants through the Business Combination. The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity. The Company concluded that the Legacy MariaDB Warrants and the Public and Private Warrants do not meet the conditions to be classified in equity. Since the Legacy MariaDB Warrants and the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the unaudited condensed consolidated statement of operations and comprehensive loss at each reporting date.

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

Stock Based Compensation

In connection with the Business Combination, the equity awards issued and outstanding under the Legacy Plans discussed in Note 3 to our Unaudited Condensed Consolidated Financial Statements (each, a "Legacy MariaDB Equity Award") were automatically converted into an equity award to be settled in MariaDB plc Ordinary Shares generally on the same terms and conditions as were applicable to such Legacy MariaDB Equity Award immediately prior to the Business Combination. As of March 31, 2023, stock options are the only type of share-based payment that has been granted under the Company's plans.

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

Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies, and recent financial performance. As we have sustained a cumulative pre-tax loss, we considered it appropriate to maintain a full valuation allowance against our deferred tax assets at March 31, 2023 and September 30, 2022, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance could result in the recognition of certain deferred tax assets and liabilities in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

Recent Accounting Pronouncements

For more information, see Note 3 to our Unaudited Condensed Consolidated Financial Statements.

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

As of March 31, 2023, one customer accounted for 53.2% of our accounts receivable balance. As of September 30, 2022, no single customer exceeded 10% of our accounts receivable. Based upon performing ongoing credit evaluations and our past collection experience, we believe that the receivable balances from our largest customer does not represent a significant credit risk, although we continue to actively monitor creditworthiness and economic conditions that may affect our customer's business and access to capital. Further, we are monitoring the current global economic conditions, including credit markets and other factors, as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

Interest Rate Risk

As of March 31, 2023, we had cash and cash equivalents of $9.7 million. Currently, these funds are held in cash accounts. Currently we have little exposure to market risk due to fluctuations in interest rates but may in the future depending on our cash management strategy. The rate of interest on our EIB Term Loan that was disbursed on October 11, 2019 is not tied to fluctuations in interest rates; therefore, any change in market rates is not expected to impact the current interest rate on the Term Loan.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended March 31, 2023. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the significant deficiency described below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control-Integrated Framework. During our assessment, management identified a significant deficiency related to insufficient knowledge of accounting with respect to the requirements and application of U.S. GAAP. Although management believes that this deficiency does not amount to a material weakness, our internal controls over financial reporting were not effective as of March 31, 2023.

In order to correct the foregoing deficiency, we engaged an experienced accounting firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand and appropriately apply U.S. GAAP. We believe that the foregoing step will remediate the deficiency identified above, and we will continue to monitor the effectiveness of this step and make any changes that our management deems appropriate.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

In light of this significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and six months ended March 31, 2023 included in this quarterly report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our unaudited consolidated financial statements for the three and six months ended March 31, 2023 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, we engaged an experienced accounting firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand and appropriately apply U.S. GAAP. There was no other change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings and other similar matters in which we may be involved from time to time.

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

We have incurred net losses in each period since Legacy MariaDB’s incorporation in 2010, including net losses of $14.5 million and $11.8 million for the three months ended March 31, 2022 and 2023, respectively, and $26.4 million and $24.5 million for the six months ended March 31, 2022 and 2023, respectively. We expect our operating expenses to increase significantly as we continue to invest in our sales force and marketing efforts to enhance market awareness of our products and services globally, in our research and development organization in order to deliver enhancements, additional features and capabilities for our cloud and on-premise products and services, and in generally expanding our operations and infrastructure both domestically and internationally as we further scale our business. In addition, we expect to incur significant additional legal, accounting, and other expenses related to being a public company. As a result of these continued investments to scale our business in these areas, we do not expect to be profitable for the foreseeable future. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, our losses in future periods may be larger than we currently expect and we may not be able to achieve and maintain profitability. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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

As of March 31, 2023, we had an accumulated deficit of $222.1 million and $9.7 million in cash and cash equivalents. As described in Note 1 to our unaudited condensed consolidated financial statements that are included elsewhere in this report, we determined that our current cash and cash equivalents would not be sufficient to fund our operations, including capital expenditure requirements for at least 12 months from the date those unaudited condensed consolidated financial statements were issued (May 15, 2023), raising substantial doubt about our ability to continue as a going concern. We anticipate that our cash, cash equivalents, and cash provided by sales of database subscriptions and services will not be sufficient to meet our projected working capital and operating needs. We are currently seeking additional capital to meet our projected working capital, operating, and debt repayment needs, including for repayment of the Company’s EIB Term Loan. Historically, Legacy MariaDB funded its operations primarily through equity and debt financings and payments by its customers for use of its products and related services. Going forward, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. In addition to general operations, we expect to require significant additional capital investments for research and development, including for the purpose of further developing our intellectual property and other proprietary technologies.

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

We have recently experienced a period of significant growth in our business, operations and employee headcount. For the three months ended March 31, 2023 and 2022, our revenue was $13.5 million and $10.7 million, respectively, representing year-over-year growth for that period of 26.0%, and for the six months ended March 31, 2023 and 2022, our revenue was $26.3 million and $21.4 million, respectively, representing year-over-year growth for that period of 22.8%. In addition, for the fiscal years ended September 30, 2022, 2021 and 2020, our revenue was $43.7 million, $36.0 million and $30.0 million, respectively, representing year-over-year growth of 21.3% from 2021 to 2022 and 19.9% from 2020 to 2021. We have also significantly increased the size of our customer base from 442 customers as of September 30, 2019 to 699 customers as of March 31, 2023, and we increased the size of our workforce by 90 employees from August 1, 2019 to March 31, 2023. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.

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

Our MariaDB Enterprise Server and certain other database products are available by subscription only, while our cloud-based MariaDB SkySQL product is available through subscriptions on either a pay-as-you-go or on a one- or multi-year subscription basis with pricing discounts. Many of our subscription contracts for MariaDB Enterprise Server and MariaDB SkySQL were one year in duration in the three and six months ended March 31, 2023, as well as in the fiscal year ended September 30, 2022. For us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms and expand the products and services they use. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates. Historically, some of our customers have elected not to renew their subscriptions with us for a variety of reasons, including because of changes in their strategic IT priorities, budgets, costs, and, in some instances, due to competing solutions. Our revenue retention rate may also decline or fluctuate as a result of a number of other factors, including our customers’ satisfaction or dissatisfaction with our software, the increase in the contract value of subscription and support contracts from new customers, the effectiveness of our customer support services, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, global economic conditions, and the other risk factors described herein. As a result, we cannot assure you that customers will renew subscriptions or increase their usage of our software and related services. If our customers do not renew their subscriptions or renew on less favorable terms, or if we are unable to expand our customers’ use of database products and related services, our business, results of operations and financial condition may be adversely affected.

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

Even if we do attract new customers, the cost of new customer acquisition, product implementation and ongoing customer support may prove so high as to prevent us from achieving or sustaining profitability. For example, for the three months ended March 31, 2022 and 2023, total sales and marketing expense represented 55.9% and 54.1% of revenue, respectively, and for the six months ended March 31, 2022 and 2023, total sales and marketing expense represented 57.2% and 53.9% of revenue, respectively. In addition, in the fiscal years ended September 30, 2020, 2021 and 2022, total sales and marketing expense represented 59.4%, 52.9% and 64.0% of revenue, respectively. If the costs of our sales and marketing efforts increase dramatically, if we do not experience a substantial increase in leverage from our partner ecosystem, or if our sales and marketing efforts do not result in substantial increases in revenue, our business, results of operations and financial condition may be adversely affected. In addition, while we expect to continue to invest in our support organization to accelerate our customers’ ability to adopt our products and ultimately create and expand their use of our products over time, we cannot assure you that any of these investments will lead to the cost-effective acquisition of additional customers.

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

We recognize portions of our subscription revenue from subscription customers ratably over the terms of their contracts. For example, a significant portion of our subscription contracts entered into in the three and six months ended March 31, 2023, as well as the fiscal year ended September 30, 2022, were one year in duration. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in subscriptions and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while most of the revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional subscriptions in any given period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our senior management team, particularly our Chief Executive Officer, and our highly skilled team members, including our sales personnel, client services personnel and software engineers. We will also need to hire additional qualified personnel to enable us to meet our financial reporting obligations and other demands of being a public company. In addition to our full and part time employees, we also rely on third-party consultants to manage and grow our business. We do not maintain key man insurance on any of our executive officers or key personnel. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and key personnel. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees could adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key personnel.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally, including markets in India, Singapore, China and other countries in Asia. As of March 31, 2023, we have employees or utilize contractors in 27 different countries. The company’s primary geographic markets are North and South America (Americas), Europe, Middle East and Africa (EMEA) and Asia Pacific (APAC). Customer accounts outside the Americas generated 51.7% of our revenue for the three months ended March 31, 2022 and 2023 and 52.0% and 52.5% for the six months ended March 31, 2022 and 2023. In addition, customer accounts outside the Americas generated 56% of our revenue for the fiscal year ended September 30, 2021 and 52% of our revenue for the fiscal year ended September 30, 2022. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to broaden existing relationships or establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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

Our success will depend, in part, on our ability to grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through the acquisition of businesses and technologies rather than through internal development and organic growth, including, for example, our acquisition of Clustrix in September 2018 and our acquisition of CubeWerx and Sector 42 in August 2022. The identification of suitable acquisition candidates can be difficult, time-

consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

We believe that our culture has been and will continue to be a key contributor to our success. From August 1, 2019 to March 31, 2023, we increased the size of our workforce by 90 employees. If we do not continue to maintain our corporate culture as we grow, we may be unable to foster the innovation, creativity and entrepreneurial spirit we believe we need to support successful growth. Further, many of our existing employees may be able to receive significant proceeds from sales of ordinary shares in the public markets as a result of the completion of the Business Combination, which could lead to employee attrition and disparities of wealth among our employees that adversely affects relations among employees and our culture in general. Our transition from a private company to a public company may result in a change to our corporate culture, which could harm our business.

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

Our success and ability to compete depend in part upon our intellectual property rights. As of March 31, 2023, we have five issued patents. We cannot assure you that such patents will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. For instance, in order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries generally do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology. In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source licenses, and we include third-party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third-party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. For example, as of the end of the quarter ended March 31, 2023, we determined that our disclosure controls and procedures were not effective due to a significant deficiency in our internal control overs financial reporting and took remedial measures to correct such deficiency, as described in Part I, Item 4 of our quarterly report on Form 10-Q for the period ended March 31, 2023. In order to continue to improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our securities. In addition, if we are unable to meet these requirements, we may not be able to remain listed on NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

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

As of March 31, 2023 we had U.S. federal net operating losses (“NOL”) carryforwards of $193.4 million and U.S. state NOL carryforwards of $144.7 million. The portion of the federal and state loss carryforwards generated in taxable periods prior to January 1, 2018, will begin to expire in 2030, unless previously utilized. A lack of future U.S. taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income with certain adjustments. Further, certain states in which we operate conform to the provisions of Tax Cuts and Jobs Act of 2017, and as such, certain state net operating losses may be carried forward indefinitely but the deductibility of such net operating losses is limited to 80% of taxable income.

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

As of March 31, 2023, we had Warrants outstanding to purchase an aggregate of 16,351,314 Ordinary Shares and outstanding options to purchase up to an aggregate of 8,018,964 Ordinary Shares. Pursuant to our 2022 Equity Incentive Plan, we may issue an aggregate of up to 6,648,319 Ordinary Shares, which amount is subject to increase from time to time. In the future, we may also issue additional Ordinary Shares or securities convertible or exercisable into Ordinary Shares pursuant to a variety of transactions, including acquisitions or equity or debt financings. The issuance by us of Ordinary Shares or securities convertible into Ordinary Shares would dilute your ownership of us and issuance of Ordinary Shares could adversely affect prevailing market prices of our Ordinary Shares and our Public Warrants.

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

The Warrants may never be in the money, and they may expire worthless without our receiving any proceeds from exercise.

As of May 8, 2023, the exercise price for our Public Warrants and Private Placement Warrants was $11.50 per Ordinary Share. On May 8, 2023, the closing price of our Ordinary Shares on the NYSE was $1.23. If the price of our Ordinary Shares is below $11.50 per share, we believe the holders of our Public Warrants and Private Placement Warrants will be unlikely to cash exercise their Warrants, resulting in little or no cash proceeds to us. There is no guarantee that our Public Warrants or Private Placement Warrants will be in the money prior to their expiration and, as such, such warrants may expire worthless and we would receive no proceeds.

A significant portion of our total outstanding Ordinary Shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of Ordinary Shares to drop significantly, even if our business is doing well.

Our Ordinary Shares that are currently restricted from immediate resale may be sold into the market in the near future. Such resales are generally subject to certain restrictions on transfer until June 14, 2023 (180 days after consummation of the Merger) under the Lock-up Agreement executed by certain our holders holding in the aggregate 48,052,022 Ordinary Shares (as well as 7,310,297 Private Placement Warrants owned by such holders and the Ordinary Shares issuable on exercise of such warrants), after which time such holders may commence resales of their Ordinary Shares pursuant to a registration statement that went effective in March 2023 (as long as such registration statement remains effective).

These resales, or the perception in the market that the holders of a large number of shares intend to sell Ordinary Shares, could reduce the market price of our Ordinary Shares. In addition, many of these holders acquired their shares at prices ranging from $0.003 to $9.50 per Ordinary Share. Therefore, certain of these holders may realize a positive rate of return on their investment even if the Ordinary Shares are trading below the current market price per share. If these holders decided to sell their shares to realize this return, it could have a material negative impact on the price of our Ordinary Shares.

Further, to the extent our Warrants are exercised, additional Ordinary Shares will be issued, which will result in dilution to the holders of our Ordinary Shares and increase the number of Ordinary Shares eligible for resale in the public market.

We are unable to predict the effect that sales may have on the prevailing market price of our Ordinary Shares and Public Warrants. Sales, or the potential sales, of substantial numbers of Ordinary Shares in the public market by selling securityholders, subject to certain restrictions on transfer until the termination of applicable lock-up periods (including the six-month lock-up period under the Lock-up Agreement executed by the selling holders), could increase the volatility of the market price of our Ordinary Shares or adversely affect the market price of our Ordinary Shares.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description

3.1

Amended MariaDB Memorandum and Articles of Association (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2022, and incorporated herein by reference)

10.1#

Employment Agreement, dated as of March 31, 2023, between MariaDB plc and Conor McCarthy (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2023, and incorporated herein by reference)

10.2#

MariaDB Corporation Ab Global Share Option Plan 2017 (incorporated by reference to Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270277) filed with the SEC on March 3, 2023)

10.3#

SkySQL Corporation Ab Global Share Option Plan 2014 (incorporated by reference to Exhibit 99.6 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270277) filed with the SEC on March 3, 2023)

10.4#

SkySQL Corporation Ab Global Share Option Plan 2012 USA (incorporated by reference to Exhibit 99.7 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270277) filed with the SEC on March 3, 2023)

10.5#

SkySQL Corporation Ab Global Share Option Plan 2012 Europe (incorporated by reference to Exhibit 99.8 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270277) filed with the SEC on March 3, 2023)

10.6#

SkySQL Corporation Ab Global Share Option Plan 2010 USA (incorporated by reference to Exhibit 99.9 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270277) filed with the SEC on March 3, 2023)

10.7#

SkySQL Corporation Ab Global Share Option Plan 2010 Europe (incorporated by reference to Exhibit 99.10 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270277) filed with the SEC on March 3, 2023)

10.8#

SkySQL Corporation Ab Global Share Option Plan 2010 Europe (France/Sweden) (incorporated by reference to Exhibit 99.11 to the Registrant’s Registration Statement on Form S-8 (File No. 333-270277) filed with the SEC on March 3, 2023)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*	Certification of Principal Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)
*	Filed herewith
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

MARIADB PLC

Date: May 15, 2023	By:	/s/ Michael Howard
	Name:	Michael Howard
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Conor McCarthy
	Name:	Conor McCarthy
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: May 15, 2023	By:	/s/ Will Sanchez
	Name:	Will Sanchez
	Title:	Chief Accounting Officer