Form 10-Q
period 2023-06-30
MariaDB plc
filed 2023-08-14
CIK 1929589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were approximately 67,689,382 shares of the registrant’s ordinary shares outstanding.

SELECTED DEFINITIONS

Unless otherwise stated in this report or the context otherwise requires, reference to:

“Memorandum and Articles of Association” means the constitution of MariaDB plc adopted on December 16, 2022 and comprised of a memorandum of association and articles of association.

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

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

“Exchange Ratio” means the Exchange Ratio as defined in and calculated in accordance with the Merger Agreement, or 0.22816.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to continue as a going concern and to secure additional financing needed to meet short-term and long-term liquidity needs;
●	our ability to maintain the listing of our Ordinary Shares, Public Warrants or other securities on the NYSE or another listing exchange or service, including regaining compliance with the NYSE $1.00 per share continued listing standard (which we have not been in compliance with since June 23, 2023);
●	our ability to compete in an increasingly competitive environment, including our ability to effectively evolve our business;
●	our ability to retain, recruit and integrate qualified personnel, including officers, directors and other key personnel (including those with public company experience);
●	our ability to acquire and integrate technologies, personnel, and other assets (including those related to the acquisition of CubeWerx and Sector 42 by Legacy MariaDB);
●	our ability to retain existing customers and their business and attract additional customers and their business;
●	intellectual property, information technology and privacy requirements that may subject us to unanticipated liabilities;
●	our ability to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to manage our operations, including potential growth and expansion of our business operations and building out controls, effectively;

●	our ability to effectively operate as a public company;
●	any regulatory actions or litigation (including the claims discussed elsewhere in this report) relating to, among other things, the Business Combination;
●	the effects of the ongoing coronavirus (COVID-19) pandemic or other infectious diseases, health epidemics, pandemics, and natural disasters on our business; and
●	the other risks and uncertainties set forth in this report in the section titled “Risk Factors”.

Part I. Financial Information

Item 1. Financial Statements

INDEX TO THE FINANCIAL STATEMENTS

MARIADB PLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and September 30, 2022	8
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended June 30, 2023 and 2022	9
Unaudited Condensed Consolidated Statements of Convertible Preferred Shares and Stockholders’ Equity (Deficit) for the three months and nine months ended June 30, 2023 and 2022	10
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022	11
Notes to Unaudited Condensed Consolidated Financial Statements	12

MariaDB plc

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(unaudited)

	June 30,	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12,860	$4,756
Short-term investments	—	25,999
Accounts receivable, net	12,425	12,154
Prepaids and other current assets	5,321	15,463
Total current assets	30,606	58,372
Property and equipment, net	406	708
Goodwill	7,944	7,535
Intangible assets, net	915	1,120
Operating lease right-of-use assets	736	890
Other noncurrent assets	5,605	4,146
Total assets	$46,212	$72,771
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,108	$3,267
Accrued expenses	6,171	8,902
Operating lease liabilities	743	496
Long-term debt, current	16,268	122
Deferred revenue	28,034	26,236
Total current liabilities	54,324	39,023
Long-term debt, net of current	—	14,622
Operating lease liabilities, net of current	35	433
Deferred revenue, net of current	18,286	5,321
Warrant liabilities	2,106	1,749
Deferred tax liability	177	—
Total liabilities	74,928	61,148
Commitments and contingencies (Note 11)
Convertible preferred shares, par value of $0 per share; 0 and 41,883,053 shares issued and outstanding as of June 30, 2023 and September 30, 2022	—	206,969
Stockholders’ equity (deficit):
Ordinary shares, par value of $0.01 per share; 67,433,169 and 13,864,344 shares issued and outstanding as of June 30, 2023 and September 30, 2022	674	—
Additional paid-in-capital	213,254	11,482
Accumulated deficit	(231,738)	(197,523)
Accumulated other comprehensive income (loss)	(10,906)	(9,305)
Total stockholders’ equity (deficit)	(28,716)	(195,346)
Total liabilities, convertible preferred shares and stockholders’ equity (deficit)	$46,212	$72,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$11,539	$9,406	$34,837	$28,425
Services	1,503	1,290	4,484	3,665
Total revenue	13,042	10,696	39,321	32,090
Cost of revenue:
Subscription	1,822	1,832	4,957	4,859
Services	1,866	1,904	5,315	4,945
Total cost of revenue	3,688	3,736	10,272	9,804
Gross profit	9,354	6,960	29,049	22,286
Operating expenses:
Research and development	8,668	8,555	27,415	25,911
Sales and marketing	6,290	7,547	20,465	19,795
General and administrative	6,631	3,915	18,850	11,007
Total operating expense	21,589	20,017	66,730	56,713
Loss from operations	(12,235)	(13,057)	(37,681)	(34,427)
Other (expense) income:
Interest expense	(307)	(242)	(821)	(1,472)
Change in fair value of warrant liabilities	1,807	303	5,835	(4,442)
Other income (expense), net	1,077	3,434	(1,531)	4,400
Loss before income tax expense	(9,658)	(9,562)	(34,198)	(35,941)
Income tax expense	(11)	(26)	(17)	(54)
Net loss	$(9,669)	$(9,588)	$(34,215)	$(35,995)
Net loss per share attributable to common shares – basic and diluted	$(0.14)	$(0.69)	$(0.65)	$(2.71)
Weighted-average shares outstanding – basic and diluted	66,999,987	13,864,320	52,444,086	13,264,834
Comprehensive Loss:
Net loss	$(9,669)	$(9,588)	$(34,215)	$(35,995)
Foreign currency translation adjustment, net of taxes	(91)	(2,387)	576	(2,155)
Unrealized gain (loss) from available-for-sale securities, net of taxes	—	—	(2,177)	—
Total comprehensive loss	$(9,760)	$(11,975)	$(35,816)	$(38,150)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Convertible Preferred Shares and Stockholders’ Equity (Deficit)

(in thousands, except shares amount)

(unaudited)

						Accumulated
						Other		Total
					Additional	Comprehensive		Stockholders’
	Convertible Preferred Shares		Ordinary Shares		Paid-In	Income	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balance at September 30, 2021	125,343,885	$106,226	51,107,130	$—	$6,440	$(7,477)	$(150,020)	$(151,057)
Recapitalization	(96,744,873)	—	(39,446,303)	117	(117)	—	—	—
Balance at September 30, 2021	28,599,012	106,226	11,660,827	117	6,323	(7,477)	(150,020)	(151,057)
Exercise of share options	—	—	2,203,517	22	923	—	—	945
Share-based compensation	—	—	—	—	129	—	—	129
Other comprehensive income	—	—	—	—	—	604	—	604
Net loss	—	—	—	—	—	—	(11,880)	(11,880)
Balance at December 31, 2021	28,599,012	106,226	13,864,344	139	7,375	(6,873)	(161,900)	(161,259)
Exercise of share options	—	—	—	—	58	—	—	58
Issuance of Series D Preferred Shares	13,149,933	99,853	—	—	—	—	—	—
Issuance of Series C Preferred Shares per Warrants exercise	134,108	890	—	—	—	—	—	—
Share-based compensation	—	—	—	—	99	—	—	99
Other comprehensive income	—	—	—	—	—	(372)	—	(372)
Net loss	—	—	—	—	—	—	(14,527)	(14,527)
Balance at March 31, 2022	41,883,053	206,969	13,864,344	139	7,532	(7,245)	(176,427)	(176,001)
Exercise of share options	—	—	—	—	28	—	—	28
Share-based compensation	—	—	—	—	341	—	—	341
Other comprehensive income	—	—	—	—	—	(2,387)	—	(2,387)
Net loss	—	—	—	—	—	—	(9,588)	(9,588)
Balance at June 30, 2022	41,883,053	$206,969	13,864,344	$139	$7,901	$(9,632)	$(186,015)	$(187,607)

Balance at September 30, 2022	183,565,242	206,969	60,764,711	—	11,482	(9,305)	(197,523)	(195,346)
Recapitalization	(141,682,189)	—	(46,900,367)	139	(139)	—	—	—
Balance at September 30, 2022	41,883,053	206,969	13,864,344	139	11,343	(9,305)	(197,523)	(195,346)
Exercise of share options	—	—	844,350	8	176	—	—	184
Issuance of Ordinary Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	539,233	5	(5)	—	—	—
Exercise of Series C - 2020 Preferred Share Warrants	539,627	3,516	—	—	—	—	—	—
Preferred shares conversion	(42,422,680)	(210,485)	42,422,680	424	210,061	—	—	210,485
Issuance of Ordinary Shares upon Business Combination including PIPE financing (net of offering costs of $14.9 million)	—	—	8,812,585	88	(10,726)	—	—	(10,638)
Share-based compensation	—	—	—	—	616	—	—	616
Other comprehensive loss	—	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	—	(12,696)	(12,696)
Balance at December 31, 2022	—	—	66,483,192	664	211,465	(9,595)	(210,219)	(7,685)
Exercise of share options	—	—	389,593	4	210	—	—	214
Adjustment to deferred offering costs	—	—	—	—	337	—	—	337
Share-based compensation	—	—	—	—	241	—	—	241
Other comprehensive loss	—	—	—	—	—	(1,220)	—	(1,220)
Net loss	—	—	—	—	—	—	(11,850)	(11,850)
Balance at March 31, 2023	—	—	66,872,785	668	212,253	(10,815)	(222,069)	(19,963)
Exercise of share options	—	—	560,384	6	277	—	—	283
Share-based compensation	—	—	—	—	724	—	—	724
Other comprehensive income	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	(9,669)	(9,669)
Balance at June 30, 2023	—	$—	67,433,169	$674	$213,254	$(10,906)	$(231,738)	$(28,716)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MariaDB plc

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(34,215)	$(35,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	1,068	200
Depreciation and amortization	508	419
Non-cash lease expense	355	461
Stock-based compensation	1,581	569
Change in fair value of warrant liability	(5,835)	4,442
Loss from disposal of fixed assets	175	—
Amortization of deferred commission	1,306	1,030
Non-cash investment income	(925)	—
Loss on extinguishment of debt	—	148
Foreign currency loss (gain), net	1,377	(4,554)
Changes in operating assets and liabilities:
Accounts receivable	(470)	6,105
Other current assets	(1,177)	(9,142)
Other noncurrent assets	(781)	(903)
Accounts payable and accrued expenses	(1,819)	4,193
Operating lease liability	(353)	(515)
Deferred revenue	12,442	1,577
Net cash used in operating activities	(26,763)	(31,965)
Investing activities:
Purchases of property and equipment	(5)	(260)
Acquisition of CubeWerx and Sector 42, net of cash acquired	(57)	—
Purchases of bonds	—	(35,286)
Disposal of bonds	25,948	—
Net cash provided by (used in) investing activities	25,886	(35,546)
Financing activities:
Proceeds from stock options exercise	681	1,031
Proceeds from issuance of preferred shares	—	95,470
Proceeds from issuance of convertible note	—	5,000
Settlement of warrant liabilities	(427)	—
Proceeds from exercise of warrants	2,867	—
Payment of offering costs related to the Business Combination	(5,417)	—
Proceeds from the Business Combination	10,509	—
Repayment of long-term debt	(135)	(11,241)
Net cash provided by financing activities	8,078	90,260
Effect of exchange rate changes on cash and cash equivalents	903	(5,236)
Net increase in cash and cash equivalents	8,104	17,513
Cash and cash equivalents at beginning of period	4,756	6,907
Cash and cash equivalents at end of period	$12,860	$24,420

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$56
Cash paid for interest	$676	$1,958

Non-cash investing and financing activities:
Coversion of debt to Series D Preferred Shares	$—	$5,172
Purchases of property and equipment included in accounts payable	$—	$14
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$201
Issuance of Series C Preferred Shares – Exercise of Warrant Liabilities, Fair Value	$649	$101
Conversion of Convertible Preferred Shares to Ordinary Shares	$210,485	$—
Warrant liabilities assumed in the Business Combination	$7,111	$—
Net assets assumed in the Business Combination	$883	$—
Reclassification of deferred offering costs related to the Business Combination	$9,165	$—

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

Certain MariaDB plc Ordinary Shares received as consideration in connection with the Business Combination (or securities convertible into or exchangeable for shares of MariaDB Ordinary Shares) could not be sold or otherwise disposed of or hedged by certain shareholders for a period of 180 days after the Closing Date, which restrictive period ended June 14, 2023.

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

The interim financial information of the Company and its subsidiaries are unaudited and have been prepared on a consistent basis with the Company’s annual audited financial statements that were included in the Company’s Form 8-K filed on December 22, 2022, and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, considered necessary for a fair statement of the Company’s financial information. The financial data and the other financial information disclosed in these notes to the unaudited condensed consolidated financial statements related to the three- and nine-month periods are also unaudited. The unaudited condensed consolidated results of operations for the nine months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the year ending September 30, 2023 or for any other future annual or interim period. The audited consolidated balance sheet as of September 30, 2022 included herein was derived from the audited financial statements as of that date. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed consolidated or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Form 8-K filed on December 22, 2022.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had an accumulated deficit of $231.7 million and $12.9 million in cash and cash equivalents. The Company is currently seeking financing to avoid any potential shortfall of cash and cash equivalents to fund operations, including capital expenditure requirements for at least 12 months from the date the financial statements were issued.

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

Note 2. Revision of Prior Period Financial Statements

Subsequent to the issuance of the unaudited condensed consolidated financial statements for the period ended December 31, 2022, the Company identified an error in its accounting of incremental costs of obtaining customer contracts. Certain incremental costs that qualify for capitalization and amortization over the expected period of benefit were inappropriately expensed in the period the commission was earned, resulting in an overstatement of operating expenses in the previously issued financial statements. As a result, the Company has revised the accompanying financial statements as of September 30, 2022 and for the three and nine months ended June 30, 2022 from amounts previously reported. Management has determined the error was immaterial to the previously issued financial statements.

The following tables present a summary of the revision to the Company’s previously issued historical financial statements as of and for the periods noted.

Revised Condensed Consolidated Balance Sheet

		As of
	September 30, 2022
	As Reported	Adjustment	As Revised
	(in thousands)
Prepaids and other current assets	$15,806	$(343)	$15,463
Total current assets	58,715	(343)	58,372
Other noncurrent assets	1,006	3,140	4,146
Total assets	69,974	2,797	72,771
Accumulated deficit	(200,320)	2,797	(197,523)
Total stockholders' equity (deficit)	(198,143)	2,797	(195,346)
Total liabilities, convertible preferred shares and stockholders' equity (deficit)	$69,974	$2,797	$72,771

Revised Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended			Nine Months Ended
	June 30, 2022			June 30, 2022
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

	(in thousands, except share and per share amounts)			(in thousands, except share and per share amounts)
Sales and marketing	$7,571	$(24)	$7,547	$20,764	$(969)	$19,795
Total operating expense	20,041	(24)	20,017	57,682	(969)	56,713
Loss from operations	(13,081)	24	(13,057)	(35,396)	969	(34,427)
Net loss	$(9,612)	$24	$(9,588)	$(36,964)	$969	$(35,995)
Net loss per share attributable to common shares - basic and diluted(1)	(0.16)		(0.69)	(0.65)		(2.71)
Weighted-average shares outstanding - basic and diluted(1)	60,764,608		13,864,320	56,816,307		13,264,834
Comprehensive loss:
Net loss	$(9,612)	$24	$(9,588)	$(36,964)	$969	$(35,995)
Total comprehensive loss	$(11,999)	$24	$(11,975)	$(39,119)	$969	$(38,150)

(1) The as revised weighted-average shares outstanding and earnings per share calculations have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio as a result of the Business Combination.

Revised Condensed Consolidated Statement of Cash Flows

	Nine Months Ended
	June 30, 2022
	As Reported	Adjustment	As Revised

	(in thousands)
Operating activities:
Net loss	$(36,964)	$969	$(35,995)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred commission	665	365	1,030
Changes in operating assets and liabilities:
Other current assets	(8,102)	(1,040)	(9,142)
Other noncurrent assets	(609)	(294)	(903)
Net cash used in operating activities	$(31,965)	$—	$(31,965)

Revised Condensed Consolidated Statement of Convertible Preferred Shares and Stockholders' Equity (Deficit)

	Accumulated Deficit			Total Stockholders' Equity
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised

	(in thousands)			(in thousands)
Balance as of September 30, 2021	$(151,669)	$1,649	$(150,020)	$(152,706)	$1,649	$(151,057)
Net loss	(12,182)	302	(11,880)	(12,182)	302	(11,880)
Balance as of December 31, 2021	(163,851)	1,951	(161,900)	(163,210)	1,951	(161,259)
Net loss	(15,170)	643	(14,527)	(15,170)	643	(14,527)
Balance as of March 31, 2022	(179,021)	2,594	(176,427)	(178,595)	2,594	(176,001)
Net loss	(9,612)	24	(9,588)	(9,612)	24	(9,588)
Balance as of June 30, 2022	(188,633)	2,618	(186,015)	(190,225)	2,618	(187,607)
Net loss	(11,687)	179	(11,508)	(11,687)	179	(11,508)
Balance as of September 30, 2022	(200,320)	2,797	(197,523)	(198,143)	2,797	(195,346)
Net loss	(13,042)	346	(12,696)	(13,042)	346	(12,696)
Balance as of December 31, 2022	$(213,362)	$3,143	$(210,219)	$(10,828)	$3,143	$(7,685)

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

As of June 30, 2023, one customer accounted for 13.6% of the total balance of accounts receivable. As of September 30, 2022, no customers accounted for more than 10% of the total balance of accounts receivable. For the three and nine months ended June 30, 2023 and 2022, no customer accounted for more than 10% of the Company’s total revenues.

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

As of September 30, 2022, the Company’s investment securities consisted of $26.0 million in United States (“U.S.”) Treasury Bills, all of which matured by December 31, 2022. During the year ended September 30, 2022, the Company changed the classification of its U.S. Treasury Bills from held-to-maturity to available-for-sale based on its intent to sell the securities. The Company’s available-for-sale marketable securities are recorded at fair value. Any unrealized gains or losses are recorded in accumulated other comprehensive income within the consolidated balance sheet. Any realized gains and losses are recorded as a part of other expense, net in the consolidated statements of operations and comprehensive loss in accordance with ASC 320 “Investments – Debt and Equity Security.” The total proceeds received from sales of available-for-sale securities during the three and nine months ended June 30, 2023 was $0 and $25.9 million, respectively. The total realized gain during the three and nine months ended June 30, 2023 was $0 and $0.9 million, respectively, including amounts reclassified from accumulated other comprehensive income.

The Company considers all investments with original maturities of greater than three months and less than 12 months to be short-term investments.

There were no available-for-sale-securities outstanding as of June 30, 2023.

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

As of June 30, 2023 and September 30, 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue) approximate fair value due to the short-term nature of such items. The money market funds within cash equivalents and available-for-sale securities are classified within Level 1 of the hierarchy as the values are derived from quoted prices in active markets.

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

The following table presents the changes in the allowance for credit losses for the nine months ended June 30, 2023 and the year ended September 30, 2022:

	June 30,	September 30,
	2023	2022

	(in thousands)
Balance, beginning of period	$642	$394
Add: provision for credit losses	1,068	400
Less: write-offs, net of recoveries	(96)	(94)
Foreign currency translation	59	(58)
Balance, end of period	$1,673	$642

Prepaids and Other Current Assets

Prepaid expenses and other current assets totaled $5.3 million and $15.5 million as of June 30, 2023 and September 30, 2022, respectively. Prepaid expenses totaled $3.7 million and $13.5 million as of June 30, 2023 and September 30, 2022, respectively. Prepaid expenses as of June 30, 2023 were primarily related to payments made to third parties in the ordinary course of business. As of September 30, 2022, prepaid expenses were primarily related to deferred equity issuance costs in anticipation of the Business Combination, which were reclassified to equity in the first quarter of fiscal year 2023. Other current assets primarily consisted of deferred commission totaling $1.3 million and $1.5 million as of June 30, 2023 and September 30, 2022, respectively. Other receivables totaled $0.3 million and $0.5 million as of June 30, 2023 and September 30, 2022, respectively.

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

Stock-Based Compensation

Employees (including senior executives) and directors of the Company have been granted share-based payments in the form of stock options and restricted stock unit awards (the "RSUs").

Stock-based compensation costs related to stock options are calculated based on the fair value of the share-based award on the date of grant using the Black-Scholes option-pricing model and stock-based compensation costs for RSUs are calculated based on the fair value using the closing price of the Company's Ordinary Shares on the date of grant. Stock-based compensation costs are recognized as compensation expense in the accompanying consolidated statement of operations and comprehensive loss on a straight-line basis over the requisite service period, which is the vesting period. Determining the appropriate fair value model and related input assumptions requires judgment, including estimating the fair value of Ordinary Shares, share price volatility, and expected term, which impact the fair value estimated and the expense that will be recognized.

Legacy MariaDB granted options to its employees, members of the board as well as some advisors under the following plans, collectively (the “Legacy Plans”):

●	Summer 2022 USA Share Option Plan
●	Global Share Option Plan 2017
●	Global Share Option Plan 2017 USA
●	Global Share Option Plan 2014 Europe
●	Global Share Option Plan 2014 USA
●	Global Share Option Plan 2012 Europe
●	Global Share Option Plan 2012 USA
●	Global Share Option Plan 2012 France
●	Global Share Option Plan 2010 Europe
●	Global Share Option Plan 2010 USA
●	Global Share Option Plan 2010 France

In connection with the Business Combination, each equity award issued and outstanding under the Legacy Plans listed above (each, a "Legacy MariaDB Equity Award") was automatically converted into an equity award to be settled in MariaDB plc Ordinary Shares generally on the same terms and conditions as were applicable to such Legacy MariaDB Equity Award immediately prior to the Business Combination (other than adjustments to the number of shares and exercise price based on the Exchange Ratio).

On December 18, 2022, MariaDB plc approved and adopted a new plan, the MariaDB plc 2022 Equity Incentive Plan, which became effective immediately as of closing of the Business Combination on December 16, 2022 as described in Note 9 Stock-Based Compensation. The type of awards permitted under the new plan include stock options, stock appreciation rights, stock awards, restricted stock unit awards, performance awards and other stock awards.

As of June 30, 2023, stock options and RSUs are the only types of share-based payment that have been granted under the Company’s plans.

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

Note 4. Revenue

Disaggregation of Revenue

The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets. The Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

The following table summarizes the disaggregation of our revenue by geography for the three and nine months ended June 30, 2023 and 2022, consistent with the information reviewed by our chief operating decision maker for evaluating the financial performance of reportable segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
EMEA	$4,760	$3,849	$13,971	$11,666
Americas	5,662	5,133	18,135	15,393
APAC	2,620	1,714	7,215	5,031
Total revenue	$13,042	$10,696	$39,321	$32,090

Revenue attributable to the Company’s country of domicile upon completion of the Business Combination, Ireland, comprised 0.5% and 0.1% of the total revenue for the three months ended June 30, 2023 and 2022, respectively. Revenue attributable to the United States comprised 40.6% and 44.0% of the total revenue for the three months ended June 30, 2023 and 2022, respectively. Revenue attributable to the Company's country of domicile upon completion of the Business Combination, Ireland, comprised 0.6% and 0.2% of the total revenue for the nine months ended June 30, 2023 and 2022, respectively. Revenue attributable to the United States comprised 41.9% and 44.2% of the total revenue for the nine months ended June 30, 2023 and 2022, respectively. Revenue attributable to Singapore comprised 11.1% and 5.9% of the total revenue for the three months ended June 30, 2023 and 2022, respectively. No other country outside of the United States comprised more than 10% of revenue for the nine months ended June 30, 2023 and 2022. Revenue by location is determined by the billing address of the customer.

Revenue from professional services recognized at a point in time amounted to $0.1 million and zero and revenue from professional services recognized over time amounted to $1.4 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively. Revenue from professional services recognized at a point in time amounted to $0.4 million and zero and revenue from professional services recognized over time amounted to $4.1 million and $3.7 million for the nine months ended June 30, 2023 and 2022, respectively.

Contract Balances

Contract assets

A contract asset is initially recognized for revenue in which the customer is billed after services and support have begun being provided to the customer. Contract assets relate to revenue earned from ongoing subscriptions and support that have not been billed yet (unbilled receivables). As such, the balances of this account vary and depend on the number of unbilled receivables at the end of the year. Contract assets as of June 30, 2023 and September 30, 2022 were $0.6 million and zero, respectively.

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

As of June 30, 2023 and September 30, 2022, the balance of deferred revenue was $46.3 million and $31.6 million, respectively, which includes $13.2 million and zero of refundable customer deposits, respectively.

Revenue recognized during the three months ended June 30, 2023 and 2022 that was included in the deferred revenue beginning balance of each year was $2.5 million and $1.6 million, respectively. Revenue recognized during the nine months ended June 30, 2023 and 2022 that was included in the deferred revenue beginning balance of each year was $19.2 million and $17.7 million, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and adjustments for currency. As of June 30, 2023, approximately $56.1 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 50.0% of these remaining performance obligations over the next 12 months. The Company’s contracts are recognized ratably over the contract term. Accordingly, the majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months with the remainder recognized thereafter.

Cost to obtain a contract

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefits of those costs to be longer than one year. The Company determined certain costs related to its sales incentive program and its third-party referral fee program qualify as incremental costs of obtaining a contract. Capitalized costs are amortized consistent with the pattern of transfer to the customer for the goods and services to which the asset relates. The amortization period includes specifically identifiable contract renewals where there is no substantive renewal commission. The expected customer renewal period is estimated based on the historical life of the Company’s customers, which the Company has determined to be five years. The Company applies the practical expedient to not capitalize incremental costs of obtaining contracts if the amortization period is one year or less. Deferred commissions is included in other current assets and in other noncurrent assets. The current and noncurrent deferred commissions had a balance of $5.8 million as of June 30, 2023 and $4.6 million as of September 30, 2022.

Note 5. Acquisition

On August 2, 2022, the Company entered into a stock purchase agreement and completed the acquisition of 100% of the outstanding equity of Sector 42 Technologies, Inc. (“Sector 42”) a corporation registered under the laws of the Province of Ontario, and CubeWerx Inc. (“CubeWerx”), a corporation registered under the laws of the Province of Ontario, for a total purchase price of $3.9 million consisting of cash consideration, deferred consideration, and equity consideration in the form of 539,233 MariaDB plc Ordinary Shares as adjusted for the Exchange Ratio. The purchase price is subject to certain customary adjustments (including closing date indebtedness and net working capital adjustments). The net working capital adjustment was finalized in June 2023, resulting in an increase to the purchase price of $0.1 million, which was recorded to goodwill.

The components of the preliminary fair value of consideration transferred are as follows ($ in thousands):

Cash consideration	$1,661
Equity consideration	2,056
Deferred consideration	100
Net working capital adjustment	57
Total fair value of consideration transferred	$3,874

Of the total purchase consideration, $0.1 million of cash was deferred by the Company for potential breaches of representations and warranties. The amount, net of any claims for such indemnifiable matters, is scheduled to be paid in cash to shareholders of CubeWerx and Sector 42 18 months after the acquisition date.

The following table summarizes the preliminary purchase price allocation as of the acquisition date ($ in thousands):

			Preliminary Amounts
	Initial Amounts		Recognized as of the
	Recognized as of the	Measurement Period	Acquisition Date (as
	Acquisition Date	Adjustment	Adjusted)
Cash and cash equivalents	$5	—	$5
Accounts receivable, net	47	—	47
Property, plant and equipment, net	4	—	4
Intangible assets, net	670	—	670
Other assets	103	—	103
Total identifiable assets acquired	$829	—	$829
Accounts payable	40	—	40
Accrued expenses	16	—	16
Deferred tax liability	—	$238	238
Other liabilities	39	—	39
Total identifiable liabilities assumed	$95	$238	$333
Total identifiable net assets	$734	(238)	$496

Goodwill	$3,140	238	$3,378

With this acquisition, the Company acquired the technology of managing and publishing geospatial data via open web services for customer organizations that the Company expects to integrate within future product offerings. The fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management's estimates and assumptions.

The following table summarizes the final valuation of acquired intangible assets and estimated useful lives as of the acquisition date ($ in thousands):

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

Note 6. Goodwill

The following table summarizes the change in goodwill for the nine months ended June 30, 2023:

(in thousands)
September 30, 2022	$7,535
Measurement period adjustments	295
Foreign currency translation	114
June 30, 2023	$7,944

As described in Note 5 Acquisition, the Company continued to refine the initial estimates and assumptions included in the valuation studies necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed in the CubeWerx and Sector 42 acquisition, and the amount of goodwill to be recognized as of the acquisition date. The measurement period adjustment recorded during the nine months ended June 30, 2023 resulted from changes in the deferred tax liability, amount of foreign tax expense owed by the Company, and net working capital adjustments.

Note 7. Warrants

Kreos Rollover Warrants

Legacy MariaDB entered into a €4 million loan facility agreement with Kreos Capital IV (“Kreos”), which was repaid in full. In connection with the Kreos loan facility, Legacy MariaDB issued a total of 835,185 warrants entitling subscription for Series B Preferred Shares (“Kreos Rollover Warrants”). Each of those warrants entitled the holder to subscribe for one Series B Preferred Share at a subscription price of €0.5220 per share. In connection with the closing of the Business Combination on December 16, 2022, the warrants issued in connection with the Kreos loan facility agreement were rolled over to an amended and restated warrant agreement entered into on September 8, 2022, pursuant to which the Company assumed all rights and obligations from Legacy MariaDB. The warrants were also amended to adjust the number of Ordinary Shares issuable on exercise of the warrants and the exercise price in proportion to the Exchange Ratio. As a result of these adjustments, the Kreos Rollover Warrants became exercisable for a total of 190,559 Ordinary Shares and are exercisable at a price per share of €2.288. The warrant holder may exercise the warrant by either paying cash equal to the exercise price or in a cashless manner as described in the warrant agreement. As of June 30, 2023, Kreos Rollover Warrants exercisable for 190,559 Ordinary Shares remained outstanding.

2020 Series C Warrants

In June 2020, Legacy MariaDB entered into an investment agreement with several investors to issue Series C Preferred Shares. In addition to the issuance of 3,445,912 shares of Series C Preferred Shares, Legacy MariaDB issued a total of 3,445,912 warrants entitling subscription of Series C Preferred Shares (“2020 Series C Warrants”). Each warrant entitled the holder to purchase one Series C Preferred Share at a subscription price of €1.1859. As of September 30, 2022, 587,769 warrants had been exercised and 2,858,143 remained outstanding. In connection with the Business Combination, the holders of these warrants were given the opportunity to exercise their warrants to subscribe for Series C Preferred Shares, on a one-for-one basis. Prior to the completion of the Business Combination and the effects of the exchange ratio, 2,365,078 of these warrants were exercised and 493,065 were not exercised. The subscription rights under the warrant agreements for all unexercised warrants terminated as of the date of the Business Combination.

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

Public and Private Warrants

As a result of the Business Combination, the Company is deemed to have assumed 7,310,297 warrants for Ordinary Shares that were held by Angel Pond Partners LLC, APHC's sponsor (the “Sponsor”) at an exercise price of $11.50 (the “Private Warrants”) and 8,850,458 warrants for Ordinary Shares held by APHC’s shareholders at an exercise price of $11.50 (the “Public Warrants”, and together with the Private Warrants, the “Public and Private Warrants”). In accordance with the warrant agreements, the Public and Private Warrants expire five years after the completion of the Business Combination.

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

These warrants expire between May 2026 and December 2027 if expiration is not accelerated as set out in the terms and conditions of the warrants.

Warrant information in the below table is presented as having been converted by the Exchange Ratio as of September 30, 2022.

			Warrants Outstanding		Fair Value

	Number of	Purchase price			December
Warrants	warrants issued	per share	June 30, 2023	September 30, 2022	June 30, 2023	September 30, 2022

					(in thousands)
Kreos Rollover Warrant	190,559	€2.28	190,559	190,559	$9	$478
Series C – 2017	1,215,345	€0.04	—	74,479	—	335
Series C – 2020	786,234	€5.22	—	652,126	—	936
Public Warrants	8,850,458	$11.50	8,850,458	—	1,148	—
Private Warrants	7,310,297	$11.50	7,310,297	—	949	—
	18,352,893		16,351,314	917,164	$2,106	$1,749

The following table present the changes in the fair values of warrant liabilities for the nine months ended June 30, 2023:

Warrant
liabilities
(in thousands)
September 30, 2022	$1,749
Change in fair value	(1,731)
Warrants assumed in the Business Combination	7,111
Settlement of 2017 Series C Warrants put option	(427)
Exercised	(649)
Foreign currency translation	182
December 31, 2022	6,235
Change in fair value	(2,297)
Foreign currency translation	(19)
March 31, 2023	3,919
Change in fair value	(1,807)
Foreign currency translation	(6)
June 30, 2023	$2,106

The following table present the changes in the fair values of warrant liabilities for the nine months ended June 30, 2022:

Warrant
liabilities
(in thousands)
September 30, 2021	$5,303
Change in fair value	120
Foreign currency translation	(116)
December 31, 2021	5,307
Change in fair value	(162)
Contingent put option	4,787
Exercised	(101)
Foreign currency translation	(103)
March 31, 2022	9,728
Change in fair value	(303)
Foreign currency translation	(301)
June 30, 2022	$9,124

Fair values of the Public and Private Warrants were determined using publicly traded warrant prices. Fair values of the remaining warrants and option rights were determined using the Black-Scholes option-pricing model with the following input assumptions:

	Nine Months Ended June 30,
	2023	2022
Expected volatility range (weighted average)	44.07%	39.85% to 48.35% (40.33%)
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	4.51%	2.98% to 3.00% (2.98%)
Expected term range (weighted average)	2.88 years	3.03 years to 9.83 years (9.44 years)

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

In the first quarter of fiscal year 2023, prior to effective time of the Business Combination, 539,627 Series C - 2020 Preferred Share Warrants were exercised for preferred shares of Legacy MariaDB. Immediately prior to the effective time of the Business Combination, all outstanding preferred shares of Legacy MariaDB were converted into common shares of Legacy MariaDB on a one-

for-one basis and then converted to MariaDB plc Ordinary Shares at an Exchange Ratio of approximately 0.22816. As of the end of the first quarter of fiscal year 2023, no preferred shares of the Company were outstanding.

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

Note 9. Stock-Based Compensation

Legacy MariaDB Stock Option Plans

On December 8, 2017, Legacy MariaDB adopted the Global Share Option Plan 2017 (the “2017 Plan”) and Global Share Option Plan 2017 USA (the “2017 US Plan”) that entitle employees, members of the board as well as advisors to purchase shares in the Company. Under these programs, holders of vested options are entitled to purchase shares at a stated price determined at the grant date. All options are to be settled by the physical delivery of shares. Stock options granted under the 2017 US Plan and the 2017 Plan are incentive stock options to the extent permitted under the U.S. tax laws (“ISOs”) and non-qualified/nonstatutory stock options (“NSOs”). Options granted under both plans are exercisable over a maximum term of 10 years. Stock option awards under both plans generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 12 quarters of the grantee’s service to the Company as an employee or an advisor/consultant. During the nine months ended June 30, 2023 and 2022, 65,098 and 1,288,365 options were granted under the 2017 Plan, respectively. During the nine months ended June 30, 2022, 603,692 options were granted under the 2017 US Plan.

On July 4, 2022, Legacy MariaDB adopted the Summer 2022 USA Share Option Plan (the “2022 US Plan”) that entitles employees, members of the board as well as advisors to purchase shares in the Company. Under the program, holders of vested options are entitled to purchase shares at a stated price determined at the grant date. All options are to be settled by the physical delivery of shares. Stock options granted under the 2022 US Plan are ISOs to the extent permitted under U.S. tax laws and NSOs. Options granted under the plan are exercisable over a maximum term of 10 years. Stock options granted under the 2022 US Plan generally vest 25% on the one-year anniversary and the remainder vesting quarterly during the grantee’s service to the Company as an employee or as an advisor/consultant. During the nine months ended June 30, 2023 and 2022, 58,182 and 1,005,434 options were granted under the 2022 US Plan, respectively.

Upon completion of the Business Combination, options to acquire Legacy MariaDB Ordinary Shares were automatically converted into options to be settled in MariaDB plc Ordinary Shares generally on the same terms and conditions as were applicable to the corresponding Legacy MariaDB Awards (other than adjustments to the number of shares and exercise price based on the Exchange Ratio of approximately 0.22816), including applicable vesting conditions under the 2022 US Plan, respectively.

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

The 2022 Equity Incentive Plan authorizes the issuance of up to 6,648,319 Ordinary Shares. The number of Ordinary Shares will automatically increase as of the first day of each fiscal year of the Company commencing after the closing of the Business Combination and ending on and including the first day of the fiscal year in 2032, by an amount equal to the lesser of (i) 5% of the aggregate number of the Company’s Ordinary Shares outstanding as of the last day of the immediately preceding fiscal year and (ii) an amount determined by the plan administrator.

Any Ordinary Shares subject to options under the Legacy Plans that, on or after the closing of the Business Combination, subsequently cease to be subject to such options (other than by reason of exercise of the rollover options), will be available for issuance under the

2022 Equity Incentive Plan. During the nine months ended June 30, 2023, 4,976,681 RSUs and 800,000 options were granted under the 2022 Equity Incentive Plan.

Option information is presented in the below paragraphs and tables as having been converted as of June 30, 2023 and September 30, 2022, as applicable.

Stock Options

The following table summarizes stock option activity under the Company’s incentive plans for the nine months ended June 30, 2023:

		Weighted
		Average	Weighted-
		Exercise	Average
	Number	Price Per	Remaining	Aggregated
	of Shares	Share	Contractual Life	Intrinsic Value
			(in years)	(in thousands)
Options outstanding, September 30, 2021	42,764,264	$0.26
Recapitalization	(33,006,982)	$0.89
Options outstanding, September 30, 2022	9,757,282	$1.15
Granted	923,275	$1.51
Exercised	(1,795,412)	$0.50
Forfeited	(797,938)	$1.82
Options outstanding, June 30, 2023	8,087,207	$1.28	6.74	$1,752
Options Exercisable, June 30, 2023	5,455,683	$0.81	5.63	$1,654
Vested and expected to vest after June 30, 2023	8,091,342	$1.28	6.74	$1,753

The weighted-average grant-date fair value of options granted during the nine months ended June 30, 2023 was $0.72 per share. The total intrinsic value of options exercised during the nine months ended June 30, 2023 was $6.7 million. The aggregate grant date fair value of stock options vested during the nine months ended June 30, 2023 was $1.0 million. As of June 30, 2023, there was $1.6 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.8 years.

Fair Value Valuation Assumptions

The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following input assumptions:

	Nine Months Ended June 30,
	2023		2022
		Weighted		Weighted
	Range	Average	Range	Average
Dividend yield (%)	0% - 0%	0%	0% - 0%	0%
Expected volatility (%)	43.41% - 47.26%	44.86%	43.23% - 44.44%	43.80%
Risk–free interest rate (%)	3.33% - 3.80%	3.39%	1.29% - 2.93%	2.74%
Expected life of stock options (years)	5.00 - 7.00	5.87	5.14 - 6.98	5.95
Fair value of common stock ($)	$0.72 - $0.72	$0.72	$0.34 - $0.90	$0.83

Restricted Stock Units

The RSUs vest between zero to four years, subject to the holder's continued service through the vesting dates. The following table summarizes RSU activity under the 2022 Equity Incentive Plan for the nine months ended June 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share

Unvested outstanding, September 30, 2022	—	$—
Granted	4,976,681	$0.92
Vested	(214,086)	$1.09
Unvested outstanding, June 30, 2023	4,762,595	$0.91

As of June 30, 2023, there was $4.2 million of unrecognized stock-based compensation expense relating to outstanding RSUs granted to employees, directors, and executives that is expected to be recognized over a weighted-average period of 1.93 years.

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Cost of revenue	$87	$44	$186	$53
Research and development expenses	156	155	535	263
Sales and marketing expenses	75	85	217	120
General and administrative expenses	406	57	643	133
Total stock-based compensation expense	$724	$341	$1,581	$569

Note 10. Accrued Expenses

The following represents the components of accrued expenses contained within our consolidated balance sheets as of the end of each period:

	June 30, 2023	September 30, 2022

	(in thousands)
Accrued payroll and payroll related liabilities	$4,377	2,904
Accrued bonuses	956	1,208
Taxes payable	448	897
Other accrued expenses	390	3,893
Total accrued expenses	$6,171	8,902

Note 11. Commitments and Contingencies

The Company is subject to claims, legal proceedings, governmental actions, and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these matters and more generally the significance of these matters to the Company. A liability is recorded in the accompanying consolidated financial statements if it is determined that it is probable that a loss has been incurred and the amount (or range) of the loss can be reasonably estimated. The Company’s management currently does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows; provided, however, if any such matters individually or in the aggregate are decided adversely to the Company, then such matters may have a material adverse effect.

In January 2023, MariaDB received a demand letter on behalf of Houlihan Lokey Capital, Inc., a financial services company that advised Legacy MariaDB in connection with a financing transaction which closed in January 2022, for which that financial services company had provided advisory services and for which MariaDB paid its fee. The demand is for an additional fee based on a de-SPAC transaction which closed in December 2022. On July 11, 2023, Houlihan Lokey Capital, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York asserting claims against the Company for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $6.3 million, plus interest. At the current stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. By stipulation of the parties, MariaDB has until September 12, 2023 to respond to the complaint.

In February 2023, a second financial services company sent MariaDB an additional invoice for approximately $1.3 million under the same circumstances as described in the matter above. MariaDB denies that it owes any additional fees, and no legal proceedings have been filed in connection with this fee claim.

MariaDB intends to defend any legal proceedings that may be filed. However, the final resolution of the matters are currently uncertain. At this time, the Company has not made an accrual in connection with these matters.

Note 12. Long-term Debt

The components of debt are as follows:

	June 30, 2023	September 30, 2022

	(in thousands)
Term loan	$16,268	$14,622
R&D loan	—	122
Total	$16,268	$14,744
Less: Current portion	(16,268)	(122)
Long-term debt	$—	$14,622

During the first quarter of fiscal year 2023, the Company paid off the remaining balance of the R&D loan with the Finnish State Treasury. As of June 30, 2023 and September 30, 2022, the Company was in compliance with its debt covenants.

The Term Loan was disbursed on October 11, 2019 and has a maturity date of October 11, 2023. The Term Loan accrues interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the quarters ended June 30, 2023 and 2022 was 6.0%. As of June 30, 2023, we had an aggregate principal amount of $16.3 million (€15 million) of current debt.

The schedule of required principal payments remaining on debt outstanding as of June 30, 2023 is as follows:

Year ending September 30,	Principal Payments
(in thousands)
2023 (remaining nine months)	$—
2024	16,268
Total principal payments	$16,268

Note 13. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of June 30, 2023 and September 30, 2022, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since September 30, 2022 and does not expect any within the next 12 months.

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

Note 14. Related-Party Transactions

During the nine months ended June 30, 2023 and 2022, the Company recorded sales from related parties, which are comprised of several shareholders. The sales to and purchases from related parties are made on terms equivalent to those that prevail in arm’s length transactions. The Company had $0.2 million of accounts receivable from one related party shareholders as of June 30, 2023 and none as of September 30, 2022. The Company had related party sales from one related party shareholder for the nine months ended June 30, 2023 of $0.6 million and three related party shareholders for the nine months ended June 30, 2022 of $1.5 million, respectively.

The Company incurred expenses of $0.3 million and $0.5 million related to the MariaDB Foundation (discussed below) and other expenses incurred in the ordinary course of business for the nine months ended June 30, 2023 and 2022, respectively.

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

The Company had no accounts payable to related party shareholders as of June 30, 2023 and September 30, 2022.

Outstanding balances are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party receivables or payables.

Note 15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common shareholders for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net loss attributable to common shareholders
Basic and diluted	$(9,669)	$(9,588)	$(34,215)	$(35,995)

Weighted-average shares outstanding used to compute net loss per share attributable to common shareholders
Basic and diluted	66,999,987	13,864,320	52,444,086	13,264,834

Net loss per share attributable to common shareholders
Basic and diluted	$(0.14)	$(0.69)	$(0.65)	$(2.71)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Nine Months Ended June 30,
	2023	2022
Warrants	16,351,314	2,058,032
Stock options	8,087,207	9,150,114
Restricted stock units	4,976,681	—
Convertible preferred shares	—	41,883,053
Total	29,415,202	53,091,199

Warrant, stock option and share information is presented in the table above and its accompanying paragraphs as having been converted by Exchange Ratio as of June 30, 2023 and 2022, as applicable.

Note 16. Accumulated Other Comprehensive Income (Loss)

The following summarizes accumulated other comprehensive income (loss) for the nine months ended June 30, 2023 and 2022:

		Net	Accumulated
	Foreign	Unrealized	Other
	Currency	Gain	Comprehensive
	Translation	on Securities	Income (Loss)
Balance at September 30, 2021	$(7,477)	$—	$(7,477)
Other comprehensive income (loss) before reclassifications	604	—	604
Net current period other comprehensive income (loss)	604		604
Balance at December 31, 2021	(6,873)	—	(6,873)
Other comprehensive income (loss) before reclassifications	(372)		(372)
Net current period other comprehensive income (loss)	(372)	—	(372)
Balance at March 31, 2022	(7,245)	—	(7,245)
Other comprehensive income (loss) before reclassifications	(2,387)	—	(2,387)
Net current period other comprehensive income (loss)	(2,387)	—	(2,387)
Balance at June 30, 2022	$(9,632)	$—	$(9,632)

Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)
Other comprehensive income (loss) before reclassifications	1,887	—	1,887
Amounts reclassified from accumulated other comprehensive net income (loss)	—	(2,177)	(2,177)
Net current period other comprehensive income (loss)	1,887	(2,177)	(290)
Balance at December 31, 2022	(9,595)	—	(9,595)
Other comprehensive income (loss) before reclassifications	(1,220)		(1,220)
Net current period other comprehensive income (loss)	(1,220)		(1,220)
Balance at March 31, 2023	(10,815)	—	(10,815)
Other comprehensive income (loss) before reclassifications	(91)	—	(91)
Net current period other comprehensive income (loss)	(91)	—	(91)
Balance at June 30, 2023	$(10,906)	$—	$(10,906)

Note 17. Subsequent Events

Events occurring after June 30, 2023, and through the date that these consolidated financial statements were issued, were evaluated to ensure that any subsequent events that met the criteria for recognition have been included. No subsequent events have been identified.

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

Business Combination

On December 16, 2022, in connection with the Business Combination, certain transactions contemplated by the Merger Agreement were consummated, including the Irish Domestication Merger, the Merger, and the PIPE Investment. The Irish Domestication Merger, the Merger, the PIPE Investment, and the other transactions contemplated by the Merger Agreement are collectively considered the “Business Combination”. In connection with the Business Combination, Legacy MariaDB changed its name to "MariaDB plc" and listed on the New York Stock Exchange under the trade symbol “MRDB”. Upon the consummation of the Business Combination, MariaDB received approximately $10.5 million, net of fees and expenses. See Note 1 and Note 8 in the accompanying Unaudited Condensed Consolidated Financial Statements for additional details regarding this transaction. For financial reporting purposes, Legacy MariaDB is treated as the accounting acquirer.

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

MariaDB database solutions are capable of supporting an organization’s growth, scaling to millions of users and millions of transactions per second with ease. The commercial components of our enterprise database solutions are the MariaDB Enterprise Server, MariaDB MaxScale, MariaDB Enterprise ColumnStore, and MariaDB Xpand, our distributed SQL database. These components, which can be installed by the customer on their specific hardware in a private data center or in a public cloud, are provided under a licensing framework that aims to protect our intellectual property and drive our software subscription model while still allowing for contributions to MariaDB open source code, which fosters a healthy, growing MariaDB ecosystem.

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

To support our database solutions and increase customer satisfaction and retention, we provide professional services to aid our customers in making their applications on the MariaDB platform successful. Our services revenue accounted for 11.5% and 12.1% of our total revenue during the quarters ended June 30, 2023 and 2022, respectively, and 11.4% during the nine months ended June 30, 2023 and 2022. We continue to invest in our professional service offerings as part of our customer retention and expansion strategy.

Our database solutions are used globally by organizations of all sizes across a broad range of industries. We currently offer our products in the (1) Americas, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) Asia-Pacific (“APAC”). Our revenue from those regions constituted 43.4%, 36.5%, and 20.1%, respectively, of our revenue for the quarter ended June 30, 2023, and 48.0%, 36.0%, and 16.0%, respectively, of our revenue for the quarter ended June 30, 2022. Revenue from those regions constituted 46.1%, 35.5%, and 18.4%, respectively, of our revenue for the nine months ended June 30, 2023, and 48.0%, 36.4%, and 15.6%, respectively, of our revenue for the nine months ended June 30, 2022. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international markets. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.

Recent Actions

In February 2023, we announced the reduction in our global workforce by approximately 8%. The actions were primarily in response to cost reduction goals and to focus MariaDB on key initiatives and priorities. The actions were substantially completed in our third fiscal quarter. Costs associated with the reduction were not material.

Effective April 10, 2023, Conor McCarthy became our Chief Financial Officer.

Effective May 26, 2023, Paul O’Brien became our Chief Executive Officer, succeeding Michael Howard, who also resigned from our Board of Directors on June 30, 2023.

Recent Acquisition

On August 2, 2022, MariaDB entered into a stock purchase agreement and completed the acquisition of 100% of the outstanding equity of Sector 42 Technologies, Inc. ("Sector 42") a corporation registered under the laws of the Province of Ontario, and CubeWerx Inc. ("CubeWerx"), a corporation registered under the laws of the Province of Ontario, for a total purchase price of $3.9 million, consisting of cash consideration, deferred cash consideration, and equity consideration of $2.0 million in the form of 539,233 common shares of MariaDB as adjusted for the Exchange Ratio, as discussed in the Notes to our Unaudited Condensed Consolidated Financial Statements. The purchase price was subject to certain customary adjustments (including closing date indebtedness and net working capital adjustments). With this acquisition, MariaDB acquired technology for managing and publishing geospatial data via open web services.

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

Key Business Metrics

We monitor the key business metrics set forth below to help us evaluate our business and growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts, and assess operational efficiencies. The definition and calculation of the key business metrics discussed below may differ from other similarly titled metrics used by other companies, competitors, industry experts, securities analysts, and investors. For the third quarter of fiscal year 2023 and 2022, our key business metrics were as follows:

	As of June 30,
($ in thousands)	2023	2022
Total Annual Recurring Revenue	$54,982	$48,182
Total Net Revenue Retention Rate	106%	111%
Customers	699	669

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

Income tax expense. Income tax expense consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We assess the need for a valuation allowance against our deferred income tax assets. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized, and we have accordingly recorded a full valuation allowance as of June 30, 2023 and September 30, 2022.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated (amounts stated in thousands):

Overview for the Three and Nine Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription	$11,539	$9,406	$34,837	$28,425
Services	1,503	1,290	4,484	3,665
Total revenue	13,042	10,696	39,321	32,090
Cost of revenue:
Subscription	1,822	1,832	4,957	4,859
Services	1,866	1,904	5,315	4,945
Total cost of revenue	3,688	3,736	10,272	9,804
Gross profit	9,354	6,960	29,049	22,286
Operating expenses:
Research and development	8,668	8,555	27,415	25,911
Sales and marketing	6,290	7,547	20,465	19,795
General and administrative	6,631	3,915	18,850	11,007
Total operating expenses	21,589	20,017	66,730	56,713
Loss from operations	(12,235)	(13,057)	(37,681)	(34,427)
Other (expense) income:
Interest expense	(307)	(242)	(821)	(1,472)
Change in fair value of warrant liabilities	1,807	303	5,835	(4,442)
Other income (expense), net	1,077	3,434	(1,531)	4,400
Loss before income tax expense	(9,658)	(9,562)	(34,198)	(35,941)
Income tax expense	(11)	(26)	(17)	(54)
Net loss	$(9,669)	$(9,588)	$(34,215)	$(35,995)

Comparison of the Three and Nine Months Ended June 30, 2023 and 2022

Revenue

	For the three months ended June 30,		Change		For the nine months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Revenue
Subscription	$11,539	$9,406	2,133	22.7%	$34,837	$28,425	6,412	22.6%
Services	1,503	1,290	213	16.5%	4,484	3,665	819	22.3%
Total revenue	$13,042	$10,696	2,346	21.9%	$39,321	$32,090	7,231	22.5%

Subscription revenue

Subscription revenue increased by $2.1 million, or 22.7%, and $6.4 million, or 22.6%, from the three and nine months ended June 30, 2022 to the three and nine months ended June 30, 2023, respectively. Approximately 48.9% and 34.8% of the year-over-year increase in revenue during the three and nine months ended June 30, 2023, respectively, was attributable to growth from new customers with the remaining increase attributable to existing customers. Our customer base grew from 669 customers as of June 30, 2022 to 699 customers as of June 30, 2023.

Services revenue

Services revenue increased by $0.2 million, or 16.5%, and $0.8 million, or 22.3%, from the three and nine months ended June 30, 2022 to the three and nine months ended June 30, 2023, respectively, primarily due to the continued increase in delivery of consulting and remote database administration services.

Cost of revenue, Gross profit and Gross margin

	For the three months ended				For the nine months ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Cost of revenue
Subscription	$1,822	$1,832	(10)	(0.5)%	$4,957	$4,859	98	2.0%
Services	1,866	1,904	(38)	(2.0)%	5,315	4,945	370	7.5%
Total cost of revenue	$3,688	$3,736	(48)	(1.3)%	$10,272	$9,804	468	4.8%

Gross profit	9,354	6,960	2,394	34.4%	29,049	22,286	6,763	30.3%
Gross margin	71.7%	65.1%	NA	NA	73.9%	69.4%	NA	NA

Cost of subscription revenue

Cost of subscription revenue decreased nominally and increased by $0.1 million, or 2.0%, from the three and nine months ended June 30, 2022 to the three and nine months ended June 30, 2023, respectively. Year-over-year cost of subscription revenue increased during the nine months ended June 30, 2023 due to an increase in personnel-related costs associated with increased headcount and an increase in costs related to third-party tools, partially offset by a decrease in third-party hosting infrastructure costs.

Cost of services revenue

Cost of services revenue decreased nominally and increased by $0.4 million, or 7.5%, from the three and nine months ended June 30, 2022 to the three and nine months ended June 30, 2023, respectively. Year-over-year cost of services revenue increased during the nine months ended June 30, 2023, due to personnel-related costs associated with increased headcount in our services organization.

Gross margin

Our overall gross margin increased 6.6% to 71.7% and 4.5% to 73.9% during the three and nine months ended June 30, 2023 compared to the same periods in fiscal year 2022, primarily due to strong growth in subscription revenue and efficiencies realized in managing our third-party hosting infrastructure costs.

Operating expenses

	For the three months ended June 30,		Change		For the nine months ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Operating expenses
Research and development	$8,668	$8,555	113	1.3%	$27,415	$25,911	1,504	5.8%
Sales and marketing	6,290	7,547	(1,257)	(16.7)%	20,465	19,795	670	3.4%
General and administrative	6,631	3,915	2,716	69.4%	18,850	11,007	7,843	71.3%
Total operating expenses	$21,589	$20,017	1,572	7.9%	$66,730	$56,713	10,017	17.7%

Research and development

Research and development expense increased by $0.1 million, or 1.3%, from $8.6 million for the three months ended June 30, 2022 to $8.7 million for the three months ended June 30, 2023. The increase was primarily attributable to a $0.3 million increase in personnel-related expenses associated with the growth in headcount, a $0.1 million increase in professional service fees, and a $0.1 million increase in software costs. The higher costs were partially offset by a $0.4 million decrease in third-party hosting infrastructure costs.

Research and development expense increased by $1.5 million, or 5.8%, from $25.9 million for the nine months ended June 30, 2022 to $27.4 million for the nine months ended June 30, 2023. The increase was primarily attributable to a $2.5 million increase in personnel-related expenses associated with the growth in headcount, a $0.6 million increase in professional service fees, a $0.3 million increase in software costs, and a $0.2 million increase in other operating expenses, such as amortization of acquired intangible assets. The higher costs were partially offset by a $2.1 million decrease in third-party hosting infrastructure costs.

Sales and marketing

Sales and marketing expense decreased by $1.2 million, or 16.7%, from $7.5 million for the three months ended June 30, 2022 to $6.3 million for the three months ended June 30, 2023. The decrease was primarily attributable to a $1.4 million decrease in personnel-related expenses associated with lower commissions. The higher costs were partially offset by higher marketing and other operating expenses of $0.2 million.

Sales and marketing expense increased by $0.7 million, or 3.4%, from $19.8 million for the nine months ended June 30, 2022 to $20.5 million for the nine months ended June 30, 2023. The increase was primarily attributable to a $1.6 million increase in personnel-related expenses associated with the growth in headcount and a $0.2 million increase in professional service fees. The higher costs were partially offset by a $0.8 million decrease in events and travel-related expenses, primarily due to costs incurred in the prior fiscal-year for our company-wide meeting, and a $0.3 million decrease in marketing and other operating expenses.

General and administrative

General and administrative expense increased by $2.7 million, or 69.4%, from $3.9 million for the three months ended June 30, 2022 to $6.6 million for the three months ended June 30, 2023. The increase was primarily attributable to a $1.2 million increase in personnel-related expenses, which includes headcount growth in all administrative areas to support growth in business activities, a $0.8 million increase in legal expense, $0.4 million increase in severance costs, a $0.4 million increase in insurance expense due to the Company's new directors and officers insurance policies, a $0.3 million increase in bad debt expense, and a $0.2 million increase in professional service fees due to our increased public-company compliance requirements. The higher costs were partially offset by a $0.6 million decrease in third-party recruiting fees, non-recurring cancellation fees, and other operating expenses.

General and administrative expense increased by $7.9 million, or 71.3%, from $11.0 million for the nine months ended June 30, 2022 to $18.9 million for the nine months ended June 30, 2023. The increase was primarily attributable to a $2.9 million increase in legal expense, a $2.3 million increase in personnel-related expenses, which includes headcount growth in all administrative areas to support growth in business activities, a $1.4 million increase in insurance expense due to the Company's new directors and officers insurance policies, a $1.0 million increase in bad debt expense, a $0.9 million increase in professional service fees due to our increased public-company compliance requirements, and a $0.5 million increase in severance costs. Further, there were additional expenses of $0.6 million attributable to other operating expenses reflecting higher technology-related costs to support the business. The higher costs were partially offset by a $0.5 million decrease in professional fees associated with the additional resources needed in the prior-year period to effect the Business Combination and effect the Series D Preferred Shares financing, and a $1.2 million decrease in third-party recruiting fees, non-recurring cancellation fees, and other operating expenses.

Interest expense

	For the three months ended				For the nine months ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Interest expense	$(307)	$(242)	(65)	26.9%	$(821)	$(1,472)	651	44.2%

Interest expense increased by $0.1 million, or 26.9%, from $0.2 million for the three months ended June 30, 2022 to $0.3 million for the three months ended June 30, 2023. The increase was primarily attributable to interest incurred in the three months ended June 30, 2023 related to financing of the Company's new directors and officers insurance policies.

Interest expense decreased by $0.7 million, or 44.2%, from $1.5 million for the nine months ended June 30, 2022 to $0.8 million for the nine months ended June 30, 2023 due to repayment in early 2022 of the Capital Loan with the European Investment Bank (“EIB”) described in Note 12 to our Unaudited Condensed Consolidated Financial Statements, thereby resulting in less interest.

Change in fair value of warrant liabilities

	For the three months ended				For the nine months ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Change in fair value of warrant liabilities	$1,807	$303	1,504	NM	$5,835	$(4,442)	10,277	NM

Our warrant liabilities are remeasured at the end of each quarter to reflect changes in the fair value of warrant liabilities. The change in fair value of warrant liabilities reflected $1.8 million of income for the quarter ended June 30, 2023, compared to $0.3 million of income for the quarter ended June 30, 2022. The Company recorded a gain of $0.3 million on the change in fair value of the Kreos Rollover Warrants, 2017 Series C Warrants, and the 2020 Series C Warrants in the prior-year period. During the quarter ended June 30, 2023, the Company recorded a $1.8 million gain related to the decrease in fair value associated with the Public and Private Warrants and Kreos Rollover Warrants as a result of the decrease in the Company's stock price from March 31, 2023 to June 30, 2023.

The change in fair value of warrant liabilities reflected $5.8 million of income for the nine months ended June 30, 2023, compared to $4.4 million of expense for the nine months ended June 30, 2022. The Company recorded a loss of $4.4 million on the change in fair value of the Kreos Rollover Warrants, 2017 Series C Warrants, and the 2020 Series C Warrants in the prior-year period. During the nine months ended June 30, 2023, the Company recorded a $5.5 million gain related to the decrease in fair value associated with the Public and Private Warrants and Kreos Rollover Warrants as a result of the decrease in the Company's stock price from the closing date of the Business Combination to June 30, 2023. In addition, the increase to change in fair value of warrant liabilities was due to the gain of $0.2 million on the revaluation of the 2020 Series C Warrants as of the closing date of the Business Combination. The Company also recorded a gain of $0.1 million on the termination of unexercised 2020 Series C Warrants during the nine months ended June 30, 2023. For additional information, see Note 7 to our Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net

	For the three months ended				For the nine months ended
	June 30,		Change		June 30,		Change
	2023	2022	$	%	2023	2022	$	%

	(unaudited, in thousands)				(unaudited, in thousands)
Other income (expense), net	$1,077	$3,434	(2,357)	NM	$(1,531)	$4,400	(5,931)	NM

Other income (expense), net increased by $(2.4) million and $(5.9) million from the three and nine months ended June 30, 2022 to the three and nine months ended June 30, 2023, respectively, due to currency exchange losses related to transactions denominated in a foreign currency.

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

	For the three months ended June 30,		For the nine months ended June 30,
($ in thousands)	2023	2022	2023	2022
Net Loss	$(9,669)	$(9,588)	$(34,215)	$(35,995)
Adjustments:
Interest expense	307	242	821	1,472
Income tax expense	11	26	17	54
Depreciation and amortization	134	143	508	419
Stock-based compensation	724	341	1,581	569
Change in fair value of warrant liabilities	(1,807)	(303)	(5,835)	4,442
Other income (expense), net	(1,077)	(3,434)	1,531	(4,400)
Adjusted EBITDA	$(11,377)	$(12,573)	$(35,592)	$(33,439)

Net Loss Margin	(74.1)%	(89.6)%	(87.0)%	(112.2)%
Adjusted EBITDA Margin	(87.2)%	(117.5)%	(90.5)%	(104.2)%

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations, and other commitments, with cash flows from operations and other sources of funding. Our primary short-term requirements for liquidity and capital relate mainly to employee compensation and benefits, funds for general working capital, debt interest payments, and the repayment of our EIB Term Loan, which matures on October 11, 2023. Our primary long-term liquidity needs are related to potential acquisitions, working capital needs and the evolution of our operating cash flows.

As of June 30, 2023, our primary sources of liquidity are from the collection of proceeds from the subscriptions of customers and cash generated from financing activities. For fiscal year 2023, cash generated from financing activities through June 30, 2023 primarily includes $10.5 million in net proceeds from the PIPE Investment and issuance of Ordinary Shares upon the consummation of the Business Combination in December 2022, net of fees and expenses paid at closing.

We have incurred losses and generated negative cash flow from operations since inception, including during the three and nine months ended June 30, 2023 and 2022, as well as during the years ended September 30, 2022 and 2021. As of June 30, 2023, we had an accumulated deficit of $231.7 million.

As of June 30, 2023, we had $12.9 million in cash and cash equivalents. We are currently seeking financing, as we do not believe our existing cash and cash equivalents, cash provided by sales of database subscriptions, and sales of our services will be sufficient to meet our projected operating requirements and capital expenditures over the next 12 months following the date on which the Unaudited Condensed Consolidated Financial Statements were issued, and may potentially not meet our short-term and long-term working capital needs. As a result of our growth plans, both domestically and internationally, we expect that losses and negative cash flows from operations will continue in the future. Our future capital requirements may depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development, expansion of sales and marketing activities, increased costs associated with being a public company, the need for necessary technology investment, the operating and controls infrastructure to support our business and compliance, the introduction of new and enhanced database features and functionality, and the continued market adoption of our database solutions. We may in the future pursue acquisitions of businesses, technologies, assets and talent, which may also require additional capital.

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

Deferred Revenue

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our unaudited condensed consolidated balance sheets as deferred revenue. The deferred revenue and deferred revenue, net of current in the accompanying consolidated balance sheets include contract liabilities and refund liabilities. Contract liabilities are recognized if payments are received from a customer before the Company transfers control of the related goods or services. Refund liabilities consist of refundable customer deposits. Revenue is recognized when the transfer of control to customers has occurred. As of June 30, 2023, we had total deferred revenue of $46.3 million, of which $13.2 million was related to refundable customer deposits. As of June 30, 2023, the remaining performance obligations were $56.1 million, and we expect to recognize revenue on approximately 50.0% of these remaining performance obligations over the next 12 months. Our subscription contracts are recognized ratably over the contract terms; accordingly, the majority of our noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months, with the remainder recognized thereafter.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Leases

We have non-cancelable operating lease contracts primarily for facilities for office use expiring from July 2023 to August 2024, some of which include options to extend the lease. Leases of facilities generally have lease terms between 1 and 5 years. During the third quarter of fiscal year 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments as presented in Legacy MariaDB audited consolidated financial statements for the fiscal year ended September 30, 2022, included in Form 8-K, filed on December 22, 2022.

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

The Term Loan was disbursed on October 11, 2019 and has a maturity date of October 11, 2023. The Term Loan accrues interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the quarters ended June 30, 2023 and 2022 was 6.0%. As of June 30, 2023, we had an aggregate principal amount of $16.3 million (€15 million) of current debt.

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

Cash Flows

The following table presents a summary of our cash flows for the nine months ended June 30, 2023 and 2022:

	For the nine months ended June 30,
	2023	2022

Net cash provided by (used in)	(unaudited, in thousands)
Operating activities	$(26,763)	$(31,965)
Investing activities	$25,886	$(35,546)
Financing activities	$8,078	$90,260

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

For the nine months ended June 30, 2023, cash used in operating activities was $26.8 million, primarily consisting of our net loss of $34.2 million, adjusted for non-cash income of $0.4 million and net cash inflows of $7.8 million related to changes in our operating assets and liabilities. Non-cash income included $1.4 million of unrealized foreign currency losses and $5.0 million of other normal recurring non-cash charges, offset by a change in the fair value of warrant liabilities of $5.8 million and non-cash investment income of $0.9 million. The main driver of the changes in operating assets and liabilities was a result of an increase in deferred revenue, offset by a corresponding increase in accounts receivable, accounts payable and accrued expenses, and other current assets.

For the nine months ended June 30, 2022, cash used in operating activities was $32.0 million, primarily consisting of our net loss of $36.0 million, adjusted for non-cash charges of $2.7 million and net cash inflows of $1.3 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of normal recurring non-cash charges of $2.8 million. The main driver of the changes in operating assets and liabilities was an inflow resulting primarily from increased accrued liabilities and accounts payable, as well as a decrease in accounts receivable.

Investing activities

Cash provided by investing activities for the nine months ended June 30, 2023 was $25.9 million, resulting primarily from the sale of remaining short-term investments, as discussed in Note 3 of our Unaudited Condensed Consolidated Financial Statements.

Cash used in investing activities during the nine months ended June 30, 2022 was $35.5 million, resulting from the purchase of short-term investments.

Financing activities

Cash provided by financing activities for the nine months ended June 30, 2023 totaled $8.1 million and primarily consisted of proceeds received from the Business Combination of $10.5 million and proceeds received from the exercise of warrants of $2.9 million, offset by payment of offering costs of $5.4 million, settlement of warrant liabilities of $0.4 million relating to warrant rights redeemed, and repayment of borrowings of $0.1 million.

Cash provided by financing activities for the nine months ended June 30, 2022 was $90.3 million and primarily consisted of net proceeds for issuance of Series D Preferred Stock of $95.5 million and net proceeds for the issuance of convertible notes of $5.0 million, offset by repayment of borrowings of $11.2 million.

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

Stock Based Compensation

In connection with the Business Combination, each equity award issued and outstanding under the Legacy Plans discussed in Note 3 to our Unaudited Condensed Consolidated Financial Statements (each, a "Legacy MariaDB Equity Award") was automatically converted into an equity award to be settled in MariaDB plc Ordinary Shares generally on the same terms and conditions as were applicable to such Legacy MariaDB Equity Award immediately prior to the Business Combination (other than adjustments to the number of shares and exercise price based on the Exchange Ratio). As of June 30, 2023, restricted stock unit and stock option awards have been granted under the Company's plans.

We recognize stock-based compensation expense for all equity awards based on the grant-date fair value of the awards. The fair value of restricted stock units is estimated using the current market price of our Ordinary Shares on the date of grant. We use the Black-Scholes option pricing model for valuing stock option awards. The fair value of an award is recognized as an expense ratably over the requisite service period. We account for forfeitures as they occur.

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

Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carrybacks, projected future taxable income, tax planning strategies, and recent financial performance. As we have sustained a cumulative pre-tax loss, we considered it appropriate to maintain a full valuation allowance against our deferred tax assets at June 30, 2023 and September 30, 2022, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance could result in the recognition of certain deferred tax assets and liabilities in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.

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

As of June 30, 2023, one customer accounted for 13.6% of our accounts receivable balance. As of September 30, 2022, no single customer exceeded 10% of our accounts receivable. Based upon performing ongoing credit evaluations and our past collection experience, we believe that the receivable balance concentrated in a single customer as of June 30, 2023 does not represent a significant credit risk, although we continue to actively monitor creditworthiness and economic conditions that may affect our customer's business and access to capital. Further, we are monitoring the current global economic conditions, including credit markets and other factors, as they relate to our customers in order to manage the risk of uncollectible accounts receivable.

Interest Rate Risk

As of June 30, 2023, we had cash and cash equivalents of $12.9 million. Currently, these funds are held in cash accounts. Currently we have little exposure to market risk due to fluctuations in interest rates but may in the future depending on our cash management strategy. The rate of interest on our EIB Term Loan that was disbursed on October 11, 2019 is not tied to fluctuations in interest rates; therefore, any change in market rates is not expected to impact the current interest rate on the Term Loan.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the significant deficiency described below.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO – 2013 framework) in Internal Control-Integrated Framework. During our assessment, management identified a significant deficiency related to insufficient knowledge of accounting with respect to the requirements and application of U.S. GAAP, which management had previously identified during its assessment related to the Company’s second fiscal quarter ended March 31, 2023. Although management believes that this deficiency does not amount to a material weakness, our internal controls over financial reporting were not effective as of June 30, 2023.

In order to correct the foregoing deficiency, we engaged an experienced accounting firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand and appropriately apply U.S. GAAP. In addition, we are looking to hire additional experienced finance staff and are implementing redesigned and enhanced control procedures. We believe that the foregoing steps will remediate the deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

In light of this ongoing significant deficiency, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and nine months ended June 30, 2023 included in this quarterly report on Form 10-Q were fairly stated in accordance with U.S. GAAP. Accordingly, management believes that despite our significant deficiency, our unaudited consolidated financial statements for the three and nine months ended June 30, 2023 are fairly stated, in all material respects, in accordance with the U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, we engaged an experienced accounting firm to assist us in establishing procedures that will enable us to have, on an ongoing basis, personnel who understand and appropriately apply U.S. GAAP and we are continuing to work with such firm to establish appropriate procedures. In addition, during the quarter ended June 30, 2023, we hired a new Chief Financial Officer.

There was no other change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings and other similar matters in which we may be involved from time to time, which applicable information is incorporated herein.

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

As of June 30, 2023, we had an accumulated deficit of $231.7 million and $12.9 million in cash and cash equivalents. As described in Note 1 to our unaudited condensed consolidated financial statements that are included elsewhere in this report, we determined that our current cash and cash equivalents would not be sufficient to fund our operations, including capital expenditure requirements for at least 12 months from the date those unaudited condensed consolidated financial statements were issued (August 14, 2023), raising substantial doubt about our ability to continue as a going concern. We anticipate that our cash, cash equivalents, and cash provided by sales of database subscriptions and services will not be sufficient to meet our projected working capital and operating needs. We are currently seeking additional capital to meet our projected working capital, operating, and debt repayment needs, including for repayment of the Company’s EIB Term Loan. Historically, Legacy MariaDB funded its operations primarily through equity and debt financings and payments by its customers for use of its products and related services. Going forward, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. In addition to general operations, we expect to require significant additional capital investments for research and development, including for the purpose of further developing our intellectual property and other proprietary technologies.

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

We have incurred net losses in each period since Legacy MariaDB’s incorporation in 2010, including net losses of $9.6 million and $9.7 million for the three months ended June 30, 2022 and 2023, respectively, and $36.0 million and $34.2 million for the nine months ended June 30, 2022 and 2023, respectively. We expect our operating expenses to increase as we continue to invest in our sales force and marketing efforts to enhance market awareness of our products and services globally, in our research and development organization in order to deliver enhancements, additional features and capabilities for our cloud and on-premise products and services, and in generally expanding our operations and infrastructure both domestically and internationally as we further scale our business. In addition, we expect to incur significant additional legal, accounting, and other expenses related to being a public company. As a result of these continued investments to scale our business in these areas, we do not expect to be profitable for the foreseeable future. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, our losses in future periods may be larger than we currently expect and we may not be able to achieve and maintain profitability. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will actually subscribe to our products and services or generate any particular level of revenue for us. Failure to achieve estimated growth could have an adverse impact on our financial results and condition and could cause our actual results to be materially different from those projected. Even if the market in which we compete meets the forecasted size estimates and growth, our business could fail to grow for a variety of reasons, which would adversely affect our business, results of operations and financial condition.

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

The Database-as-a-Service (“DBaaS”) and cloud deployment models for our products and services within the relevant relational database markets are relatively new and evolving, and our future success depends on the growth and expansion of those markets.

The DBaaS and cloud deployment models for our products and services within the relational database management system market are relatively new and evolving. It is uncertain whether this market will continue to grow, and even if it does grow, how rapidly it will grow, or whether our products and services will be more widely adopted. For example, many enterprises have invested substantial resources into legacy database solutions and may be reluctant or unwilling to migrate to or invest in alternative solutions like ours. Even if these enterprises are willing to migrate to or invest in alternative solutions, they may choose solutions provided by our competitors on the basis of functionality, brand recognition, price or other factors. Accordingly, any predictions or forecasts about our future growth, revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. Our success will depend, in part, on market acceptance and the widespread adoption of our products and services as an alternative to other offerings and the selection of our products and services over competing offerings that may have similar functionality.

Technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services, or the development of other competing offerings based on entirely new technologies. For example, we currently derive and expect to continue to derive a majority of our revenue and cash flows from subscriptions to and services related to, our MariaDB Enterprise product. Demand for our products is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. It is possible that customer adoption of our new products, may replace a portion of customer spend on existing products like MariaDB Enterprise. If the market for database solutions, and for relational database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, results of operations, financial condition and growth prospects would be adversely affected.

If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve operations, maintain high levels of service or adequately address competitive challenges.

We have recently experienced a period of significant growth in our business, operations and employee headcount. For the three months ended June 30, 2023 and 2022, our revenue was $13.0 million and $10.7 million, respectively, representing year-over-year growth for that period of 21.9%, and for the nine months ended June 30, 2023 and 2022, our revenue was $39.3 million and $31.1 million, respectively, representing year-over-year growth for that period of 22.5%. In addition, for the fiscal years ended September 30, 2022, 2021 and 2020, our revenue was $43.7 million, $36.0 million and $30.0 million, respectively, representing year-over-year growth of 21.3% from 2021 to 2022 and 19.9% from 2020 to 2021. We have also significantly increased the size of our customer base from 442 customers as of September 30, 2019 to 699 customers as of June 30, 2023, and we increased the size of our workforce by 86 employees from August 1, 2019 to June 30, 2023. Our success will depend in part on our ability to continue to grow and to manage this growth, domestically and internationally, effectively.

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

In the second quarter of fiscal 2023, we began implementing a reduction in force plan to achieve cost reduction goals and to focus the Company on key initiatives and priorities. This program included a reduction in the Company’s global workforce of approximately 8%. Our reduction in force activities may subject us to litigation risks and expenses. These activities do not provide us any assurance that additional restructuring actions, which may include changes in force, will not be needed in the future. In addition, these activities may have other consequences, such as attrition beyond our planned reduction in force, a negative effect on employee morale and productivity, or our ability to attract highly skilled employees. Our competitors may also use our reduction in force plans to seek to gain a competitive advantage over us. As a result, our reduction in force plans may adversely affect our revenue, expenses and other business operations in the future .

The database software market is highly competitive, and we face significant competition.

The database software market, for both relational and non-relational database products, is highly competitive, rapidly evolving and others may offer competing database solutions or sell services in connection with existing open source databases, including ours. The principal competitive factors in our market include: mindshare with software developers and IT executives; product capabilities, including flexibility, scalability, performance, security and reliability; flexible deployment model, including in the cloud, on-premise or in a hybrid environment; ease of deployment; breadth of use cases supported; ease of integration with existing IT infrastructure; robustness of professional services and customer support; price; overall cost of use; adherence to industry standards and certifications; size of customer base and level of user adoption; strength of subscription sales and marketing efforts; and brand awareness and reputation. If we fail to compete effectively with respect to any of these competitive factors, we may fail to attract new customers or lose or fail to renew existing customers, which would cause our business operations to suffer.

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

If we are not able to maintain and enhance our brand, including among developers, our business and results of operations may be adversely affected.

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

If we are unable to establish name recognition and differentiate our products and services, then we may not be able to compete effectively and our business may be adversely affected. The maintenance and promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, we expand into new geographies, and markets and more sales are generated through our partners. Because our technology, including the MariaDB Community Server, is available on an open source basis, other companies may promote it as part of their other commercial products and services, which may lead to market confusion and dilution of the MariaDB brand. For instance, public clouds, including AWS and Azure, offer managed database services based on the MariaDB Community Server through their platforms using the MariaDB trademark without licenses or other agreements with us beyond the open source license to the MariaDB Community Server. Additionally, we may be unable to successfully differentiate our brand from the activities of the MariaDB Foundation, which was established to steward the MariaDB Open Source Project. While we have been a long-term sponsor of the MariaDB Foundation, the foundation is a distinct entity that operates separately from us. Our brand promotion activities may not generate customer awareness or yield increased revenue. In addition, any increase in revenue from such brand promotion initiatives may not offset the increased expenses we incur. If we do not successfully maintain and enhance our reputation and brand, we may have reduced pricing power relative to our competitors, we could lose customers, and we could fail to attract new customers or expand sales to our existing customers, all of which may materially and adversely affect our business, financial condition and results of operations.

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

Our business and results of operations depend substantially on our customers extending and expanding their relationships with us. Any decline in our customer renewals or failure to convince our customers to broaden their use of our products and related services would harm our business, results of operations and financial condition.

Our MariaDB Enterprise Server and certain other database products are available by subscription only, while our cloud-based MariaDB SkySQL product is available through subscriptions on either a pay-as-you-go or on a one- or multi-year subscription basis with pricing discounts. Many of our subscription contracts for MariaDB Enterprise Server and MariaDB SkySQL were one year in duration in the three and nine months ended June 30, 2023, as well as in the fiscal year ended September 30, 2022. For us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms and expand the products and services they use. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates.

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

We employ a go-to-market business model whereby a portion of our revenue is generated by subscriptions through or with our partners, including cloud partners, technology partners, consulting and service partners and distributer resellers, that further expand the reach of our direct sales force into additional geographies, sectors, industries, and channels. We have entered, and intend to continue to enter, into reseller relationships in certain international markets where we do not have a local presence. We provide certain partners with specific training and programs to assist them in offering our products and services, but these steps may prove ineffective. In addition, if our partners are unsuccessful in marketing subscriptions to our products and services, it would limit our planned expansion into certain geographies, sectors, industries, and channels. If we are unable to develop and maintain effective incentive programs for our partners, we may not be able to successfully incentivize these partners to sell our products and services to customers.

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

We recognize portions of our subscription revenue from subscription customers ratably over the terms of their contracts. For example, a significant portion of our subscription contracts entered into in the three and nine months ended June 30, 2023, as well as the fiscal year ended September 30, 2022, were one year in duration. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in subscriptions and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while most of the revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional subscriptions in any given period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.

Our sales cycle may be long and is unpredictable, and our sales efforts require considerable time and expense.

The timing of our subscriptions and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our offerings. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of paying for our products and services. The length of our sales cycle, from initial evaluation to payment for our offerings is on average about three months but can vary substantially from customer to customer and from application to application. As the subscription to and deployment of our products can be dependent upon customer initiatives, our sales cycle can extend well beyond the three-month average for some customers. Customers often view a subscription to our products and services as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our product offering prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

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

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized, which may result in lower than expected revenue in any given period.

Our adoption strategies include offering MariaDB Community Server, and we may not be able to realize the benefits of these strategies.

To encourage developer usage, familiarity and adoption of our products, we promote MariaDB Community Server, an open source database that is available without cost. MariaDB Community Server is a free-to-download relational database that does not include all of the features of our subscription-based and pay-as-you-go products, such as MariaDB Enterprise and MariaDB SkySQL products, which integrate MariaDB Xpand, MariaDB ColumnStore, and MariaDB MaxScale. We do not know if we will be able to convert MariaDB Community Server users to and maintain them as paying customers of our subscription-based and pay-as-you-go products. Existing or potential customers may determine that the functionality of the MariaDB Community Server is sufficient for their needs and as a result may not convert from the use of MariaDB Community Server or may downgrade from our subscription-based solutions to MariaDB Community Server. Our marketing strategy also depends in part on persuading users who use MariaDB Community Server to convince others within their organization to subscribe to our products. To the extent that users of MariaDB Community Server do not become and remain, or lead others to become and remain, paying customers, we will not realize the intended benefits of these strategies, and our ability to grow our business or achieve profitability may be harmed.

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

Customers need to be able to access our platform at any time, without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and we are therefore vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time as a result of problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes including technical failures, natural disasters, fraud or security attacks that we cannot predict or prevent. If such events were to occur and we are unable to meet our service-level commitments, we may be obligated to provide customers with additional capacity, which could significantly impact our business, results of operations and financial condition. In some instances, it is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure, and we may incur significant liability from those customers and from third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Currently, we outsource substantially all of the infrastructure relating to MariaDB SkySQL to AWS and Google Cloud to host our cloud-based database product, so any of the above circumstances or events related to those parties or other third parties may harm our business, results of operations and financial condition.

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

We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals; if we are unable to integrate, retain or motivate key personnel or hire, integrate, retain and motivate qualified personnel, our business would be harmed.

We believe our success depends on the efforts and talents of a strong senior management team and our highly skilled team members, including our sales personnel, client services personnel and software engineers. During the three months ended June 30, 2023, we hired a new Chief Executive Officer, as well as a Chief Financial Officer, Chief Revenue Officer and Chief Technology Officer. We will also need to hire and integrate additional qualified personnel to enable us to meet our financial reporting obligations and other demands of being a public company. In addition to our full and part time employees, we also rely on third-party consultants to manage and grow our business. We do not maintain key man insurance on any of our executive officers or key personnel. From time to time, there may be additional changes in our senior management team resulting from the termination or departure of executive officers and key personnel. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees could adversely affect our ability to build on past efforts and to execute our business plan, and if there are departures we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key personnel.

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

A component of our growth strategy involves the further expansion of our operations and customer base internationally, including markets in India, Singapore, China and other countries in Asia. As of June 30, 2023, we have employees or utilize contractors in 27 different countries. The company’s primary geographic markets are North and South America (Americas), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to broaden existing relationships or establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
●

new, evolving and more stringent regulations and enforcement relating to foreign investments (such as CFIUS), privacy and data security and the unauthorized use of, or access to, commercial, technical, and personal information, particularly in Europe and Asia;

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, internal use software development costs, deferred commissions, fair value of stock-based compensation awards, fair value of acquired intangible assets and goodwill, useful lives of acquired intangible assets and property and equipment, and accounting for income taxes, accounting for liability of financial instruments, and the carrying value of operating lease right-of-use assets. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, and to interruption by man-made problems, such as power disruptions, computer viruses, war, data security breaches, cyberattacks or terrorism.

Our corporate headquarters is located in Redwood City, California, and we have offices in a number of other locations. A significant natural disaster or man-made problem, such as an earthquake, fire, flood or an act of terrorism or war, occurring in any of these locations or where a business partner is located, could adversely affect our business, results of operations and financial condition. Further, if a natural disaster or man-made problem were to affect datacenters used by our cloud infrastructure service providers, this could adversely affect the ability of our customers to use our products. In addition, natural disasters and acts of terrorism or war could cause disruptions in our or our customers’ businesses, national economies or the world economy as a whole. In the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

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

The EU’s data protection landscape could result in significant operational costs for internal compliance and risk to our business. The EU has adopted the General Data Protection Regulation, or GDPR, and together with national legislation, regulations and guidelines of EU member states, contains numerous requirements with increased jurisdictional reach of the European Commission, more robust obligations on data processors and additional requirements for data protection compliance programs by companies. EU member states are tasked under the GDPR to enact, and have enacted, certain legislation that adds to or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other third countries that have not been found to provide adequate protection to such personal data. The GDPR provides greater control for data subjects (for example, the “right to be forgotten”), increased data portability for EU consumers, data breach notification requirements and increased fines. In particular, under the GDPR, fines of up to 20 million euros or 4% of the annual global revenue of the noncompliant company, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements. Such penalties are in addition to any civil litigation claims by customers and data subjects. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information.

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

We are also subject to evolving EU privacy laws on cookies and e-marketing. In the EU, regulators are increasingly focusing on compliance with requirements in the online behavioral advertising ecosystem, and an EU regulation known as ePrivacy Regulation will significantly increase fines for non-compliance once in effect. In the EU, informed consent, including a prohibition on pre-

checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. As regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant system changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand customers, adversely affect our margins, increase costs, and subject us to additional liabilities.

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

In addition, domestic data privacy laws at the state and local level, such as the California Consumer Privacy Act, or CCPA, which took effect in January 2020, continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. The CCPA increases privacy rights for California residents and imposes increased privacy and security obligations on companies that process their personal information, including an obligation to provide certain new disclosures to such residents. Specifically, among other things, the CCPA creates new consumer rights, and corresponding obligations on covered businesses, relating to the access to, deletion of and sharing of personal information collected by covered businesses, including a consumer’s right to opt out of certain sales of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Additionally, a new privacy law, the California Privacy Rights Act, or CPRA, was approved by California voters in the November 3, 2020 election. Effective starting January 1, 2023, the CPRA significantly modified the CCPA, including by imposing additional obligations on covered businesses and expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. This may potentially result in further uncertainty and require us to incur additional costs and expenses in efforts to comply. Virginia, Colorado and Utah have enacted similar privacy laws that took effect in 2023, and all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. For example, the CCPA has prompted a number of proposals for new federal and state-level privacy legislation. This legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

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

Our success and ability to compete depend in part upon our intellectual property rights. As of June 30, 2023, we have five issued patents. We cannot assure you that such patents will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. For instance, in order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries generally do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology. In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source licenses, and we include third-party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third-party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license.

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

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, U.S. Travel Act, the U.K. Bribery Act, or Bribery Act, and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions around the world. The FCPA, Bribery Act and similar applicable laws generally prohibit companies, their officers, directors, employees and third-party intermediaries, business partners, and agents from making improper payments or providing other improper things of value to government officials or other persons. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and other third parties where we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, resellers, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures and internal controls to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. To the extent that we learn that any of our employees, third-party intermediaries, agents or business partners do not adhere to our policies, procedures, or internal controls, we are committed to taking appropriate remedial action. In the event that we believe or have reason to believe that our directors, officers, employees, third-party intermediaries, agents or business partners have or may have violated such laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. Detecting, investigating and resolving actual or alleged violations can be extensive and require a significant diversion of time, resources and attention from senior management. Any violation of the FCPA, Bribery Act, or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, fines and penalties or suspension or debarment from U.S. government contracts, all of which may have a material adverse effect on our reputation, business, results of operations, financial condition and growth prospects.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal controls over financial reporting. As of the end of the quarters ended March 31, 2023 and June 30, 2023, we determined that our disclosure controls and procedures were not effective due to a significant deficiency in our internal control over financial reporting and took remedial measures to correct such deficiency, as described in Part I, Item 4 of our quarterly reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. In order to continue to improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. We have taken and are taking actions to remediate the significant deficiency, including hiring a new Chief Financial Officer and additional experienced finance staff, and implementing redesigned and enhanced control procedures.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal controls over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our securities. In addition, if we are unable to meet these requirements, we may not be able to remain listed on the NYSE. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

We engage our team members in various ways, including direct hires, through professional employer organizations (“PEOs”), and as independent contractors. As a result of these methods of engagement, we face certain challenges and risks that can affect our business, operations, and financial condition.

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

In jurisdictions where we engage team members directly as independent contractors, there is a risk that the Internal Revenue Service (“IRS”) or another federal, state or foreign regulatory authority will take a different view. The tests governing the determination of whether an individual is considered to be an independent contractor or an employee are typically fact sensitive and vary from jurisdiction to jurisdiction. Laws and regulations that govern the status and misclassification of independent contractors are subject to change or interpretation by various authorities. If a federal, state or foreign authority or court enacts legislation or adopts regulations or rulings that change the manner in which employees and independent contractors are classified or makes any adverse determination with respect to some or all of our independent contractors, we could incur significant costs under such laws and regulations, including for prior periods, in respect of tax withholding, social security taxes or payments, workers’ compensation and unemployment contributions, and recordkeeping, or we may be required to modify our business model, any of which could materially adversely affect our business, financial condition and results of operations. There is also a risk that we may be subject to significant monetary liabilities arising from fines or judgments as a result of any such actual or alleged non-compliance with federal, state or foreign tax and employment laws. Further, if it were determined that any of our independent contractors should be treated as employees, we could incur additional liabilities under our applicable employee benefit plans.

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

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

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

As of June 30, 2023 we had U.S. federal net operating losses (“NOL”) carryforwards of $197.7 million and U.S. state NOL carryforwards of $145.9 million. The portion of the federal and state loss carryforwards generated in taxable periods prior to January 1, 2018, will begin to expire in 2030, unless previously utilized. A lack of future U.S. taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income with certain adjustments. Further, certain states in which we operate conform to the provisions of Tax Cuts and Jobs Act of 2017, and as such, certain state net operating losses may be carried forward indefinitely but the deductibility of such net operating losses is limited to 80% of taxable income.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in its equity ownership by certain shareholders or groups of shareholders over a rolling three-year period) is subject to limitations on its ability to utilize its pre-ownership change NOL carryforwards to offset future taxable income. There are generally similar limitations under state tax laws in the U.S. While shifts in our equity ownership have occurred within the past three years, we have not performed any detailed analysis to determine whether such shifts have resulted, including whether the Business Combination (alone or in combination with such prior ownership shifts) resulted, in an ownership change under Section 382 of the Code. Any ownership change that has occurred or may in the future could affect our ability to utilize our NOL carryforwards to offset our income for U.S. federal and state income tax purposes in future periods. Furthermore, our ability to utilize NOL carryforwards of companies that we have acquired or may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as suspensions on the use of NOL carryforwards or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to reduce future income tax liabilities, including for state tax purposes. For these reasons, we may not be able to utilize a material portion of the NOL carryforwards reflected on our balance sheets, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our results of operations and financial condition.

If we are treated as a passive foreign investment company, or “PFIC,” this may result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of Ordinary Shares, such U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Although APHC likely was a PFIC in previous taxable years, it is currently unclear whether, following the Business Combination, we may still be treated as a PFIC. Our actual PFIC status for our current taxable year or any future taxable year is a factual determination that depends on, among other things, the composition of our income and assets, and the market value of our shares and assets, including the composition of income and assets and the market value of shares and assets of our subsidiaries, from time to time, and our actual PFIC status will not be determinable until after the end of any such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. U.S. holders are urged to consult their own tax advisors regarding the possible application of the PFIC rules to holders of Ordinary Shares.

The IRS may not agree that we are a foreign corporation for U.S. federal tax purposes.

For U.S. federal tax purposes, a corporation generally is considered to be a tax resident of the jurisdiction of its organization or incorporation. Because we are an Irish public limited company and treated as a tax resident in Ireland, we would be classified as a foreign corporation under these rules. Section 7874 of the Code provides an exception to this general rule under which a foreign incorporated entity may, in certain circumstances, be classified as a U.S. corporation for U.S. federal income tax purposes. As part of the Business Combination, we acquired stock of a U.S. subsidiary. It is currently not expected that Section 7874 will cause us or any of our foreign affiliates to be treated as a U.S. corporation for U.S. tax purposes. However, the law and Treasury Regulations promulgated under Section 7874 are relatively new, complex and somewhat unclear, and there is limited guidance regarding the application of Section 7874. Accordingly, there can be no assurance that the IRS will not challenge our status or that of any of our foreign affiliates as a foreign corporation under Section 7874 or that such challenge would not be sustained by a court. If the IRS were to successfully challenge such status under Section 7874, we and our affiliates could be subject to substantial additional U.S. federal income tax liability. In addition, we and certain of our foreign affiliates are expected, regardless of any application of Section 7874, to be treated as tax residents of countries other than the U.S. Consequently, if we or any such affiliate is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874, we or such affiliate could be liable for both U.S. and non-U.S. taxes.

Risks Related to Ownership of Our Ordinary Shares

A transfer of Ordinary Shares or Warrants, other than one effected by means of the transfer of book-entry interests in the Depository Trust Company (“DTC”), may be subject to Irish stamp duty.

The Irish Revenue Commissioners have confirmed that transfers of Ordinary Shares and Public Warrants effected by means of the transfer of book-entry interests in DTC generally will not be subject to Irish stamp duty. It is anticipated that the majority of Ordinary Shares and Public Warrants will be traded through DTC by brokers who hold such Ordinary Shares on behalf of customers.

However, if Ordinary Shares or Warrants are held directly rather than beneficially through DTC, any transfer of such Ordinary Shares or Warrants could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the securities acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our securities.

If our Ordinary Shares or Public Warrants are delisted from the NYSE and are not relisted on an appropriately recognized stock exchange in the U.S. or Canada, such securities would likely come within the charge to Irish stamp duty and become ineligible for continued deposit and clearance within the facilities of DTC.

If Ordinary Shares or Public Warrants cease to be eligible for deposit and clearing within the facilities of DTC, then transactions in Ordinary Shares or Public Warrants may be disrupted.

The facilities of DTC are a widely used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms.

The Ordinary Shares and Public Warrants are eligible for deposit and clearing within the DTC system. Even though DTC has accepted the Ordinary Shares and Public Warrants for deposit and clearing within the DTC system, it generally has discretion to cease to act as a depository and clearing agency for the Ordinary Shares and Public Warrants. If DTC determined at any time that the Ordinary Shares or Public Warrants were not eligible for continued deposit and clearance within its facilities, then the Ordinary Shares or Public Warrants would not be eligible for continued listing on a U.S. securities exchange and trading in the Ordinary Shares or Public Warrants would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Ordinary Shares.

If our Ordinary Shares or Public Warrants are delisted from the NYSE and are not relisted on an appropriately recognized stock exchange in the U.S. or Canada, such securities would likely come within the charge to Irish stamp duty and become ineligible for continued deposit and clearance within the facilities of DTC.

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

Irish capital acquisitions tax (“CAT”) could apply to a gift, transfer or inheritance of Ordinary Shares or Warrants irrespective of the place of residence, ordinary residence or domicile of the transferor or transferee. This is because Ordinary Shares and Warrants will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents.

It is recommended that each shareholder consult his or her own tax advisor as to the tax consequences of making or receiving a gift, transfer or inheritance of Ordinary Shares or Warrants.

Our failure to meet the continued listing requirements of the NYSE (or another national securities exchange) could limit the value of our securities and liquidity.

On June 28, 2023, we were notified by NYSE that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of our Ordinary Shares was less than $1.00 per share over a consecutive 30-day trading period (the “Minimum Share Price Requirement”). The notice has no immediate impact on the listing of our Ordinary Shares and Public Warrants which will continue to trade on the NYSE during the applicable six-month cure period following our receipt of the NYSE’s non-compliance notice. We are closely monitoring the closing share price of our Ordinary Shares and Public Warrants and are considering all available options. We intend to regain compliance with the Minimum Share Price Requirement by pursuing measures that are in our best interest and the best interests of our shareholders, which could include seeking to effect a reverse stock split. Any potential delisting of our Ordinary Shares and Public Warrants from the NYSE would likely result in decreased liquidity and increased volatility and may adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Minimum Share Price Requirement, and there can be no assurance that we will regain such compliance.

If we fail to satisfy the continued listing requirements of the NYSE, such as the corporate governance requirements, the round lot holders requirement, or the Minimum Share Price Requirement, the NYSE may take steps to delist our securities. Such delisting would likely have a negative effect on the price of our securities and would impair the ability of investors to sell or purchase securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with the NYSE’s listing requirements. Additionally, if our securities become delisted from the NYSE (or another national securities exchange) for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if they were quoted or listed on the NYSE or another national securities exchange. Investors may be unable to sell securities. In addition, if our Ordinary Shares and Public Warrants are delisted from the NYSE and not relisted on an appropriately recognized stock exchange in the U.S. or Canada, such securities would likely come within the charge to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the securities acquired) and become ineligible for continued deposit and holding within the facilities of DTC.

The average trading market for our securities quoted on the NYSE since the completion of the Business Combination has been lower than other companies on the NYSE and such trading volume may adversely affect the price of our Ordinary Shares and Public Warrants.

Our Ordinary Shares and Public Warrants currently trade on the NYSE. Since the completion of the Business Combination, the trading volume of our Ordinary Shares and Public Warrants has been lower than some of the other companies listed on the NYSE. Limited trading volume of the Ordinary Shares and Public Warrants will subject the Ordinary Shares and Public Warrants to greater price volatility and may make it difficult for you to sell your Ordinary Shares or Public Warrants at a price that is attractive to you. Limited trading volume in the Ordinary Shares and Public Warrants may also result in our failure to continue to meet the listing standards for the NYSE, which could further adversely affect the price of the securities.

Our staggered board will limit your ability to influence corporate matters and could discourage others from pursuing any change of control transactions that holders of Ordinary Shares may view as beneficial.

Our Memorandum and Articles of Association provide that our board of directors is comprised of three classes of directors with the directors of each class serving staggered three-year terms. Our staggered board may limit your ability to influence corporate matters and could also discourage others from pursuing any potential merger, takeover, or other change of control transactions, which could have the effect of depriving the holders of Ordinary Shares of the opportunity to sell their Ordinary Shares at a premium over the prevailing market price. Additionally, our staggered board may discourage proxy contests for the election of directors and purchases of substantial blocks of Ordinary Shares by making it more difficult for a potential acquirer to gain control of or influence with our board.

We may issue additional Ordinary Shares or other equity or convertible securities, which would dilute your ownership interests and may depress the market price of our Ordinary Shares and our Public Warrants.

In the future, we may issue additional Ordinary Shares or securities convertible or exercisable into Ordinary Shares pursuant to a variety of transactions, including acquisitions or equity or debt financings. The issuance by us of Ordinary Shares or securities convertible into Ordinary Shares would dilute your ownership of us and issuance of Ordinary Shares could adversely affect prevailing market prices of our Ordinary Shares and our Public Warrants.

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

Securities or industry analysts do not publish research or reports about us and may never commence coverage of us. If they commence coverage but provide adverse initial or ongoing recommendations regarding our Ordinary Shares, then the price and trading volume of our Ordinary Shares could decline.

The trading market for our Ordinary Shares will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities analysts do not currently, and may never, publish research on us. If no securities analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the securities or industry analysts who may cover us provide adverse recommendations or adversely change their recommendations regarding our Ordinary Shares adversely, or provide more favorable relative recommendations about our competitors, the price of our Ordinary Shares would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The market price and trading volume of our Ordinary Shares and Public Warrants have and may continue to be volatile and have declined and could continue to decline significantly.

The stock markets, including the NYSE on which we have listed our Ordinary Shares and Public Warrants under the symbol “MRDB” and “MRDBW”, respectively, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our Ordinary Shares and Public Warrants, the market price of our Ordinary Shares and Public Warrants has and may continue to be volatile and has declined and could continue to decline significantly. In addition, the trading volume in our Ordinary Shares and Public Warrants may fluctuate and cause significant price variations to occur We cannot assure you that the market price of our Ordinary Shares and Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented herein, including our going concern status;
●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
●	additions and departures of key personnel;
●	failure to comply with the requirements of the NYSE, including the Minimum Share Price Requirement;
●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
●	future registrations, issuances, sales, resales or repurchases or anticipated registrations, issuances, sales, resales or repurchases, of our securities;
●	publication of research reports about us;
●	the performance and market valuations of other similar companies;
●	commencement of, or involvement in, litigation involving us, including those described in this quarterly report;
●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;
●	speculation in the press or investment community;
●	actual, potential or perceived control, accounting or reporting problems;
●	changes in accounting principles, policies and guidelines; and
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

Provisions in our Memorandum and Articles of Association and under Irish law could make an acquisition of MariaDB more difficult and may limit attempts by our shareholders to replace or remove our management.

Provisions in our Memorandum and Articles of Association may have the effect of delaying or preventing a change of control or changes in our management. The Memorandum and Articles of Association include provisions that:

●	require that our board of directors be classified into three classes of directors with staggered three-year terms;
●	permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships; and
●	prohibit shareholder action by written consent without unanimous approval of all holders of the Ordinary Shares.

Our Memorandum and Articles of Association contains exclusive forum provisions for certain claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with MariaDB or our directors, officers or employees.

Our Memorandum and Articles of Association provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Exchange Act or the Securities Act (the “Federal Forum Provision”). Further, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our decision to adopt the Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our shareholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and Memorandum and Articles of Association confirms that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Exchange Act. Accordingly, actions by our shareholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. Additionally, our shareholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may lead to our shareholders incurring increased costs if they were to bring a claim against us, and may limit our shareholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our Memorandum and Articles of Association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which may have an adverse effect on our business, financial condition and results of operations.

As a matter of Irish law, our shareholders are bound by the provisions of our Memorandum and Articles of Association. An Irish court would be expected to recognize the exclusive jurisdiction of the federal district courts of the United States of America in respect of causes of action arising under the Exchange Act or the Securities Act.

As an Irish public limited company, certain capital structure decisions regarding MariaDB will require the approval of our shareholders, which may limit our flexibility to manage our capital structure.

MariaDB is an Irish incorporated public limited company, and certain decisions regarding our capital structure will require the approval of our shareholders, which may limit our flexibility to manage our capital structure. Under Irish law, the directors of a company may only allot and issue “relevant securities” (comprising, subject to certain exceptions, new shares and rights to subscribe for, or convert any security into, new shares) once generally or specifically authorized to do so by its constitution or by a resolution approved by a simple majority of the votes cast at a general meeting of its shareholders at which a quorum is present, referred to under Irish law as an “ordinary resolution.” A general authorization may be granted in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another ordinary resolution. Our Memorandum and Articles of Association authorizes our board of directors to allot and issue new shares and rights to subscribe for, or convert any security into, new shares in the capital of MariaDB up to the maximum of our authorized but unissued share capital for a period of five years from the date of adoption. This authorization will need to be renewed by ordinary resolution upon its expiration and at periodic intervals thereafter. While an allotment authority may be given for up to five years at each renewal, governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of relevant securities being sought or approved. Any increase in our authorized share capital also requires to be approved by an ordinary resolution.

Subject to certain exceptions, Irish law also provides shareholders with statutory preemption rights when “equity securities” (comprising, subject to certain exceptions, new shares, and rights to subscribe for, or convert any securities into, new shares) are issued for cash. However, it is possible for such statutory preemption rights to be generally or specifically disapplied in a company’s constitution or by a resolution approved by not less than 75% of the votes cast at a general meeting of its shareholders at which a quorum is present, referred to under Irish law as a “special resolution.” A general disapplication of pre-emption rights may be given in respect of up to the entirety of a company’s authorized but unissued share capital and for a maximum period of five years, at which point it must be renewed by another special resolution. Our Memorandum and Articles of Association disapplies statutory preemption rights up to the maximum of the authorized but unissued share capital for a period of five years from the date of adoption. This disapplication will need to be renewed by special resolution upon its expiration and at periodic intervals thereafter. While a disapplication of statutory preemption rights may be given for up to five years at each renewal, governance considerations may result in renewals for shorter periods or in respect of less than the maximum permitted number of equity securities being sought or approved.

Attempted takeovers of MariaDB will be subject to the Irish Takeover Rules and will be under the supervisory jurisdiction of the Irish Takeover Panel.

As an Irish incorporated public limited company, we are subject to the Irish Takeover Rules, which regulate the conduct of takeovers of, and certain other relevant transactions affecting, Irish public limited companies listed on certain stock exchanges, including the NYSE. The Irish Takeover Rules are administered by the Irish Takeover Panel, which has supervisory jurisdiction over such transactions. Among other matters, the Irish Takeover Rules operate to ensure that no offer is frustrated or unfairly prejudiced and, in situations involving multiple bidders, that there is a level playing field. For example, pursuant to the Irish Takeover Rules, our board of directors is not permitted, without shareholder approval, to take certain actions which might frustrate an offer for the Ordinary Shares once our board of directors has received an approach that might lead to an offer or has reason to believe that an offer is, or may be, imminent.

Under the Irish Takeover Rules, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of MariaDB may be required to make a mandatory cash offer for our remaining shares.

Under the Irish Takeover Rules, in certain circumstances, a person, or persons acting in concert, who acquire(s), or consolidate(s), control of MariaDB may be required to make a mandatory cash offer in accordance with Rule 9 thereof for our remaining shares at a price not less than the highest price paid for the shares by that person or its concert parties during the previous 12 months. Except with the consent of the Irish Takeover Panel, this Rule 9 mandatory offer requirement is triggered: (i) if an acquisition of shares, or any interest therein, would result in a person or persons acting in concert holding, directly or indirectly, shares representing 30% or more of the voting rights of MariaDB and (ii) where a person, or persons acting in concert, already hold(s) shares representing 30% or more of the voting rights of MariaDB, if an acquisition of shares, or any interest therein, would result in the percentage of the voting rights of MariaDB held, directly or indirectly, by such person, or persons acting in concert, increasing by more than 0.05% within a 12-month period. In the case of an issuance of new shares, the Irish Takeover Panel will typically waive the Rule 9 mandatory offer requirement in circumstances where the issuance has been approved in advance by simple majority vote given at a general meeting of the independent (i.e., not interested) shareholders of MariaDB convened in accordance with the requirements (including as to disclosure) of the Irish Takeover Rules. The Rule 9 mandatory offer requirements do not apply to a single holder holding shares representing more than 50% of the voting rights of MariaDB.

Anti-takeover provisions in our Memorandum and Articles of Association could make an acquisition of MariaDB more difficult.

Our Memorandum and Articles of Association contains provisions that may delay or prevent a change of control, discourage bids at a premium over the market price of our Ordinary Shares, adversely affect the market price of the Ordinary Shares, and adversely affect the voting and other rights of our shareholders. These provisions include: (i) permitting our board of directors to issue preference shares without the approval of our shareholders, with such rights, preferences and privileges as they may designate; and (ii) allowing our board of directors to adopt a shareholder rights plan upon such terms and conditions as it deems expedient in the interests of MariaDB.

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

As a relatively new parent company with a short period of operational history, we have no distributable profits of our own. Accordingly, in order to pay dividends or make other distributions, share repurchases or redemptions, we will need to generate distributable profits from our business activities or otherwise create distributable profits by alternative means, including a reduction of capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed/ Furnished with This Report
3.1	Amended MariaDB Memorandum and Articles of Association	8-K	001-41571	3.1	12/22/2022
10.1	Employment Agreement between MariaDB plc and Paul O’Brien	8-K	001-41571	10.1	5/30/2023
10.2	Separation Agreement between MariaDB plc and Michael Howard	8-K	001-41571	10.2	5/30/2023
10.3	Employment Agreement between MariaDB plc and Franz Aman					X
10.4	Employment Agreement between MariaDB plc and Thomas Siegel					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIADB PLC

Date: August 14, 2023	By:	/s/ Paul O’Brien
	Name:	Paul O’Brien
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Conor McCarthy
	Name:	Conor McCarthy
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)