Form 10-K
period 2023-09-30
MariaDB plc
filed 2023-12-29
CIK 1929589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-41571
________________________________________
MariaDB plc
________________________________________
(Exact name of registrant as specified in its charter)

Ireland	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

699 Veterans Blvd Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)
(855) 562-7423
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	MRDB	New York Stock Exchange
Warrants, each whole warrant exercisable for one Ordinary Share at an exercise price of $11.50 per share	MRDBW	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on March 31, 2023, based on the closing price of $1.38 per Ordinary Share as reported by the New York Stock Exchange, was approximately $72.1 million. Ordinary Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 67,738,634 shares of common stock as of December 27, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of this Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to the specified portions of the registrant’s definitive proxy statement for the annual shareholders meeting for fiscal year 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

Part I

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

Cautionary Note Regarding Forward-Looking Statements

This report includes expectations, beliefs, projections, estimates, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts and that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this report, including, but not limited to, Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The forward-looking statements included in this report include statements regarding our future financial position and operating results, as well as our strategy, future operations, prospects, plans and objectives of management. In some cases, you can identify these forward-looking statements by the use of terminology such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “could,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “projects,” “anticipates,” or the negative version of these words or other comparable words or phrases.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•our ability to continue as a going concern and to secure additional financing needed to meet short-term and long-term liquidity needs, which would become particularly challenging in the near future if we are unable to secure an extension of the January 10, 2024 maturity date of the senior secured promissory note with RP Ventures LLC;
•our business, including our management, is required to take or is restricted from taking various actions under the terms of the RP Note, which could adversely affect our ability to execute our operating plans or address other strategic priorities such as raising additional capital;
•our ability to execute the restructuring plan we announced in October 2023 and to realize the expected improvements to our operating results and liquidity from that plan;
•our failure to meet the continued listing requirements of the NYSE (or another national securities exchange) could result in the delisting of our securities, limit the value of our securities and liquidity and otherwise negatively impact or business;
•our ability to compete in an increasingly competitive environment, including our ability to effectively evolve our business;
•our ability to retain, recruit and integrate qualified personnel, including officers, directors and other key personnel (including those with public company experience);
•our ability to retain existing customers and their business and attract additional customers and their business;
•any breach of our security measures, or those of our service providers or customers, or if unauthorized parties otherwise obtain access to our or our customers’ data or software;
•intellectual property, information technology and privacy requirements that may subject us to unanticipated liabilities;
•our ability to realize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to manage our operations, including potential growth and expansion of our business operations and building out controls, effectively;
•our ability to effectively operate as a public company;
•any regulatory actions or litigation (including the claims discussed elsewhere in this report) relating to, among other things, the Business Combination; and
•the other risks and uncertainties set forth in this report in the section titled “Risk Factors”.
Item 1. Business
BUSINESS

Investors should read this section in conjunction with the other information about MariaDB contained in this Annual Report on Form 10-K, including the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K and the other information appearing in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Unless otherwise indicated or the context otherwise requires, references in this section to “MariaDB,” “we,” “us,” “our,” and other similar terms refer to MariaDB plc and its consolidated subsidiaries after giving effect to the Business Combination. In addition to historical information, this section contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual business results of operations, cash flows, financial condition and prospects could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K. See the beginning of this “Business” section for a Glossary of key business terms used in this section and throughout this Annual Report on Form 10-K.

Glossary

Unless we otherwise indicate, or unless the context requires otherwise, any references in this Annual Report on Form 10-K to the following key business terms have the respective meanings set forth below:

ARM chips: ARM is a modern processor that uses a simple instruction set, has many more processor cores, costs less and consumes less power. It is seen as a next-generation processor.

Atomicity, Consistency, Isolation and Durability, or ACID: Database transaction requirements intended to guarantee validity even in the event of system crashes or power failures.

Basically Available, Soft State, Eventual Consistency, or BASE: Database processing germane to a NoSQL database that values availability but does not offer guaranteed consistency of replicated data.

Business Source License or BSL: a type of license that allows licensees to copy, modify, and redistribute the source code for non-commercial purposes. After a specified period, usually four years, the BSL automatically transitions to a GPL open-source license.

DBA: Database Administrator, a person who manages databases and performs capacity planning, installation, configuration, database design, migration, performance monitoring and tuning, security design and testing, troubleshooting, backup and data recovery.

DBMS: Database Management Systems, systems that manage databases and perform capacity planning, installation, configuration, database design, migration, performance monitoring and tuning, security design and testing, troubleshooting, backup and data recovery.

Geo-distributed workloads: Applications that support real-time interactions across the globe simultaneously, like a global trading floor.

GPL: General Public License is a free, open source license for software that guarantees end users the ability to run, study, share and modify the software.

Multi-model: Multi-model databases can store, index and query data in more than one system.

Node: A physical or virtual machine that hosts a single instance of a MariaDB database.

NoSQL: Generally refers to a non-relational database, in which data is stored in a non-tabular format. NoSQL optimizes for flexible schemas and scale compromising data consistency and ACID properties.

OEM: Original Equipment Manufacturer sells software sold wholesale to third-party hardware and software vendors for integration into the vendor’s end product.

Private data center: Also referred to as “on premises,” provides dedicated infrastructure in a specific geography to a customer.

Public cloud: A geo-distributed cloud-native database that users can easily deploy and manage across any public system, such as Amazon Web Services, Microsoft Azure and Google Cloud.

Relational database: A relationship database that organizes data into tables that can be linked or related based on data common to each other. Allows users to retrieve an entirely new table from data in one or more tables with a single query.

Remote DBA: Employees of MariaDB, who securely access customer environments to perform database administration tasks on behalf of customers.

SQL: Structured Query Language, a standard language used to communicate with relational database management systems. Data is stored in tables.

Overview

MariaDB is a database company whose products are used by companies big and small, reaching over a billion users through Linux distributions, downloaded over a billion times, and used across all types of use cases and industries. Built for all clouds (public, private and hybrid), our open source relational database delivers the flexibility and elasticity businesses need in today’s world with the reliability and dependability necessary to power the most mission critical applications. MariaDB has broadened its reach to a wide array of verticals, including financial services, travel and hospitality, telecommunications, technology, public sector, retail and distribution, and education. By increasing the company’s appeal to a broader group of customers and developers, MariaDB is well-positioned to capture a greater share of the database market - most specifically, the relational database market, estimated to be approximately $45 billion in 2021 and growing to $72 billion in 2026 (IDC, “Worldwide Database Management Systems Software Forecast Update, 2022-2026: Breakout by Submarket”, US49582822, August 2022).

Our position as a disruptor both in terms of price and technology is a result of our open source heritage. Unlike proprietary legacy alternatives, we have cultivated a vibrant community that has racked up over 190,000 contributions to the product line - a level of contribution second to no other open source database based on Github counts. At a business level, this vibrancy keeps costs down. At a thought leadership level, external contributions stimulate new ideas, facilitating our engineers to build revolutionary features that are forging a new future for developers and their use of databases.

Furthermore, MariaDB database solutions are available to businesses ranging from the smallest to the Fortune 500. Whether there are 10 or millions of users, terabytes or petabytes of data, in a private data center or in a public cloud - MariaDB is there.

Restructuring Plan

On October 12, 2023, the Company announced its restructuring plan to focus its attention on its core MariaDB Enterprise Server database product and better align its workforce with the needs of its business. Products not related to the core MariaDB Enterprise Server business, including SkySQL and Xpand, will no longer be sold and the Company has implemented a plan to help existing customers migrate off these products. We expect the plan will result in a significant reduction of operating expenses. Further, we anticipate the growth of revenue related to our core MariaDB Enterprise Server database product and services to offset the transitory decline in revenue due to the termination of SkySQL and Xpand product lines.

Business Model

We believe our business model to be highly efficient and supportive of rapid growth at low customer acquisition cost. The fundamental drivers of MariaDB’s growth are open source heritage and nexus of open source and the cloud.

Open source heritage: We began our company as a fork of MySQL, one of the most popular open-source databases in the industry, offering the market an alternative to legacy databases such as Oracle. Our brand name became more widely known over time due to the distribution of our free open-source technology, commonly known as the MariaDB Community Server. In 2017, the MariaDB Community Server displaced MySQL in popular Linux distributions and has reached over 60 million users and companies through this distribution channel alone. In 2018, we disrupted legacy databases by adding open source Oracle compatibility to the MariaDB Community Server, making it easier to migrate from Oracle, not only in terms of code but people and skill too. All told, the MariaDB Community Server has been downloaded more than a billion times.

Solidified as a stalwart open-source company, we began to introduce new premium products to monetize our existing base and expand into new ones. The most important components of this monetization strategy are MariaDB Enterprise Server, MariaDB MaxScale, and MariaDB Enterprise ColumnStore. We provide these components under a licensing framework (either proprietary or BSL) that aims to protect our intellectual property.

Nexus of open source and the cloud: One of the reasons why MariaDB technologies are popular in the industry is because they can be used on public clouds and on customer-owned hardware (also referred to as private clouds). This flexibility translates to a number of important qualities, including accessibility (a user can use the MariaDB technologies anywhere), familiarity (we use standard open-source protocols which are popular and familiar to developers), and business friendliness (we offer support and premium technologies for companies big and small).

If a customer were to use a database service from AWS, as an example, that customer wouldn’t be able to use it on Google Cloud, and vice versa. This is known as cloud stack lock-in. The freedom to operate in any cloud is an unambiguous distinction that MariaDB affords to our prospects and customers.

These fundamental drivers - open source and cloud - work together to establish a strong business model and accelerate revenue growth.

Business Growth

We have experienced strong growth and revenue expansion within existing customer accounts in recent years. Excluding customers of our SkySQL and Xpand products, which will no longer be sold as part of the restructuring plan discussed above, we had 665 customers in over 70 countries as of September 30, 2023. For the fiscal years ended September 30, 2023, 2022 and 2021, our revenue was $53.1 million, $43.7 million and $36.0 million, respectively, representing year-over-year growth of 21.5% from 2022 to 2023 and 21.3% from 2021 to 2022. We believe the drivers of these recent results are successful expansion in existing accounts, product maturity, and product-market fit of our database solutions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for a description of ARR. Our net loss was $51.9 million and $47.5 million for fiscal years ended September 30, 2023 and 2022, respectively. Net cash used in operating activities was $35.9 million and $50.3 million for the fiscal years ended September 30, 2023 and 2022, respectively.

Why Is the Database Market So Large?

Databases are one of the most essential elements of IT infrastructure, enabling the collection, storage, retrieval, management and analysis of data. Databases are at the core of applications that consumers, businesses and other organizations use every day, whether renewing a prescription, ordering and paying for goods online or in stores, communicating with each other, playing games, processing transactions, or working on business challenges or scientific problems. Moreover, in order to function properly, applications need to store and access data reliably, at any time and without delay. The reliability, access, and speed, as well as the number of users applications can support at any given time, are limited by the effectiveness of the applications’ underlying databases. A database is used by an application to help manage effective allocation of hardware resources to minimize costs while helping to maximize an application’s reliability, access and speed. As applications have become more intelligent, ubiquitous and heavily trafficked, and as developers have become more visionary, the demands on databases have grown infinitely more complex and diverse.

It is for these reasons the addressable market for databases is so large and rapidly expanding, especially so in the cloud.

According to IDC, growth in the relational public cloud deployment database market is projected to increase from $10 billion in 2020 to $33 billion in 2025, at a 27% CAGR (compound annual growth rate), making it the fastest growing segment in the database management systems, or DBMS, market. Cloud databases move data closer to consumers, making data available anywhere in the world in near-real time to give consumers a better end-user experience. They are also easier to manage and use due to their automation, and make it simpler to scale the underlying infrastructure necessary to power databases. It is these characteristics that have been driving widespread adoption of cloud databases and present a growing market opportunity.

A Brief Overview of Database History

Since the 1980s, the primary vendors of databases have been Oracle, IBM, and Microsoft. Their respective proprietary database products, along with operating systems, data storage arrays, and networking, were originally conceived when there was no internet. There was no iPhone, no Android device. There was no public cloud. High bandwidth networks were not only limited but very expensive, and could not support real-time interactions across the globe simultaneously (geo-distributed workloads). There were no ARM chips. Concern over the use of electricity was minimal, a consideration more for its cost than for its impact to the environment. There were no large SaaS (software-as-a-service) vendors, and trading floors were managed by people, not algorithms. The lens through which these proprietary database products were developed always had the mainframe as their backdrop and benchmark. For these reasons, these vendors are now considered “legacy” because of the costs and complexities they bring forth from their formative design principles.

After 2000, a variety of vendors sought to replace these legacy databases. Instead of adopting the relational model of computing, and its accompanying language called Structured Query Language (SQL), these vendors pursued non-relational models of computing (such as JSON) and NoSQL languages/interfaces. While some of these vendors have enjoyed success, many have not due to, in large part, the failure to displace SQL, which by this time had already become the lingua franca of the database industry. Not only is SQL a standard query language, it has always been tied to the relational model, which is considered to have a strong mathematical basis. The attempts of non-relational database models to provide data consistency (i.e., data quality), strong durability in case of outages, and the joining and mashing up of diverse pieces of data, created technological headwinds and were unsuccessful in penetrating the relational database market. With relational databases embracing more JSON and NoSQL capabilities, relational databases have effectively turned into the superset of NoSQL and created a market opportunity for MariaDB-to embrace both the NoSQL and SQL markets.

MariaDB’s Database Solutions

MariaDB provides an open source relational database built for all clouds (public, private and hybrid). It delivers the flexibility and elasticity businesses need in today’s world with the reliability and dependability necessary to power the most mission-critical applications. Rooted in open source, MariaDB is open and transparent, working hand in hand with customers to solve their data storage and access challenges at a fraction of the cost of legacy databases.

MariaDB delivers the backbone of services used by people every day-when accessing data on their smartphone device, filling prescriptions, using 5G or making financial transactions. The MariaDB database is used by businesses ranging from the smallest to the Fortune 500. This ubiquity is possible because of the broad adoption of MariaDB Community Server-a free, open source database version that reaches billions of users through Linux distributions and has over one billion downloads. Users can get started quickly and easily with the free version, and then upgrade to MariaDB’s premium solutions.

These premium solutions support multiple workloads, including transactions and analytics. MariaDB database solutions are capable of supporting an organization’s growth at any phase. MariaDB's software can be installed by the customer or by MariaDB experts on a customer's specific hardware in a private data center or in a public cloud.

Industry Background

Several key trends and industry dynamics are reshaping the DBMS market now.

Data is at the core of everything

Whether it is digital transformation, e-commerce, financial transactions, logistics and supply chain management, or customer experience management, data is at the core of decision making and execution across all industries. For example, in financial services, databases deliver massive capacity to address rapid changes in demand and power applications, such as high-volume trading, cryptocurrency and decentralized finance, electronic tax returns, payment processing, financial ledgers, asset reporting, and identity management for authentication and authorization. These applications are the systems of record, sometimes called OLTP (Online Transaction Processing), which power company operations and, as such, make databases essential infrastructure software. These databases must maintain the integrity of the data even in the case of hardware outages and keep it secure from outside intrusions, all while making it readily available for efficient use. This is what relational databases do best.

Relational databases run the world

Relational databases represent the vast majority of the overall DBMS market. According to IDC, the relational database management systems, or RDBMS, market represented more than 70% of the total DBMS market of over $40 billion in 2020, which is projected to grow at a 10% CAGR to an estimated $64 billion in 2025. Customers choose relational databases due to the need for data integrity and consistency but also for their use of standards-based access via SQL, the lingua franca for data. Database users have generally demanded full SQL capabilities for skillset reuse and developer productivity.

Deficiencies of proprietary legacy databases

Proprietary legacy relational databases, which were architected three to four decades ago, are not designed to handle today’s challenges, like the scale and elasticity needed to be cost-efficient and deliver the performance required for internet-scale applications. Their complexity requires expensive specialists for maintenance and tuning, and their rigid and antiquated paradigms have resulted in waning appeal in the developer community. Legacy database vendors have added proprietary extensions (e.g., PL/SQL in Oracle and T-SQL in Microsoft SQL Server) to make it more difficult for customers to migrate to alternative database products once they have adopted those features. Enormous sunk costs and complexities around migrations have provided the leverage for legacy providers to implement pricing practices like core count and hardware-specific charges with complex pricing calculations that automatically drive up cost as hardware evolves. The growth in cloud computing, which has resulted in increased virtual machine use and a higher number of global end users, has often resulted in further increases in legacy database costs. Frequent enforcement by legacy database providers with aggressive audit practices has also resulted in higher payments and additional penalties, which has motivated customers to seek less costly alternatives and less restrictive pricing, such as node-based pricing or pay-as-you-go cloud pricing.

Limitations of NoSQL

While NoSQL databases have attracted developers with a flexible and intuitive data model, these benefits are now available in many modern relational databases like those provided by MariaDB. Further, NoSQL databases are often perceived to fall short in delivering robust analytics and the dependable data consistency customers demand.

The academic or “technical” distinction between NoSQL and relational databases can be summed up by comparing the terms ACID and BASE. ACID stands for Atomicity, Consistency, Isolation, Durability and is the database model associated with relational databases. BASE stands for Basically Available, Soft State, Eventual Consistency and is the database model associated with NoSQL databases. Generally, the overall quality and dependability of an application that uses a relational database is higher than that of one using a NoSQL database. Customers typically require strong ACID compliance associated with relational databases to ensure data consistency and integrity, especially important for use cases such as financial transactions, e-commerce, order status and supply chain updates. Even more mundane applications like those used for sales forecasting can also suffer when, for example, sales pipelines, territory or product information are old and inconsistent. If an application does not need high data quality, and consistency is not as important, BASE or NoSQL technology may be sufficient. Thus, we have taken a “bipartisan” approach to this topic, and support both models-something which NoSQL databases cannot readily accomplish. Therefore, we believe that today’s NoSQL products have fewer potential uses and more limited upside in the overall addressable database market.

Companies big and small are moving from proprietary software to open source

Proprietary software vendor tactics have given birth and momentum to open source software, including within the database market. The open source model generally allows users to use and explore an open source version of the software for free, with payment following the adoption in order to get support and access to a commercial version that typically has enterprise features and additional functionality.

Proprietary software vendors usually use a perpetual license model that depends on generating returns through high support fees from customers on top of the sunk costs paid for the perpetual license. In contrast, the subscription fee model used by open source software vendors, such as MariaDB, provides substantial value to customers through enterprise features, priority fixes, and support while incentivizing vendors to keep delivering better product and value. This dynamic has driven a fundamental shift in IT purchases and practices, with many enterprises moving toward an “open source first” mindset. Open source software is generally more secure due to transparency through code availability and large contributor ecosystems that deliver contributions in the form of reviews, comments, and fixes. Product quality of mature open source projects typically exceeds proprietary products because of the wide array of use and experimentation through a user base that is frequently many times larger than that of competitive proprietary software.

Companies big and small are moving to the cloud

The cost dynamics of infrastructure and SaaS powered by the public clouds have led many enterprises to utilize the cloud for many applications or even move entirely to a cloud model. Customers of cloud services typically only pay for what they use, not for any excess, unused capacity, as additional capacity is usually available at a moment’s notice without having to plan for it or make long-term capital commitments.

Our Opportunity

The RDBMS market is one of the largest in the software industry and, according to IDC, accounted for over 74% of the $54.6 billion DBMS market in 2020. Further, IDC noted that the worldwide RDBMS market was $40 billion in 2020 and is expected to grow to $64 billion in 2025, representing a 10% CAGR. While this market has been traditionally dominated by proprietary legacy database vendors, recent history has demonstrated that existing database solutions, particularly those provided by legacy relational database providers, are ripe for disruption.

The two key industry trends that have begun to most dramatically reshape the RDBMS market are the move to open source and the move to the cloud. MariaDB is at the nexus of open source and cloud with MariaDB Community Server, one of the most popular open source databases.

Our Complete Database Solutions

Designed for internet-scale performance, secure by default, with best-in-class replication, clustering and availability, MariaDB’s product line provides a perfect balance of simplicity and raw power. MariaDB’s database solutions are engineered to support any scale-from a single department to global scale, any workload-from systems of record (OLTP) to analytics (OLAP), in any cloud-private, public, hybrid or multicloud.

We have taken a complete “multi-model” (e.g., SQL and NoSQL functionality) and best-of-breed approach in regard to our product line and overall database solutions. Individual components of our solutions include:

•MariaDB Enterprise Server: a premium version of MariaDB Community Server
•MariaDB ColumnStore: for data warehousing
•MariaDB MaxScale: for high availability and load balancing
•MariaDB Managed Database: a fully managed offering

MariaDB Enterprise Server

MariaDB Enterprise Server is a premium version of the MariaDB Community Server and includes additional enterprise features like advanced audit capabilities, enhancements for commercial production deployments, and long-term maintenance and support. The MariaDB Enterprise Server is maintained for a minimum of five years, providing customers with a stable database solution that can be relied on without a costly and time-consuming maintenance burden. Popular new features are often backported to older MariaDB Enterprise Server versions to bring new features to customers running on older release versions without having to qualify an entirely new version to gain access to next-generation features.

MariaDB ColumnStore

MariaDB ColumnStore can store large amounts of data, up to petabytes, in a columnar format for real-time analytics. It is highly efficient in importing data at high speeds directly into inexpensive cloud storage. The data can be distributed across multiple systems and is not constrained by system size, allowing for increased processing power and data capacity with the addition of more hardware. ColumnStore is a flexible data warehouse, supporting denormalized or star/snowflake schemas. It is easy to use due to standard SQL support, requiring minimal administrative overhead as indexes are not used.

MariaDB MaxScale

MariaDB MaxScale is an advanced database proxy that acts independently and in conjunction with MariaDB databases (i.e., Enterprise Server and ColumnStore). MaxScale acts like a “traffic cop” that can intelligently route database requests to the database that is best suited to respond. Or, if a database is not available, can route to one that is available. As a traffic cop, MaxScale checks the health of database nodes and, without interaction from a DBA, takes corrective action when a database node fails. For example, if a region is having an outage, MaxScale can reroute users to a region that is available. It can also replay requests or transactions as part of its ability to offer seamless automatic failover without human interaction. MaxScale’s features are unique and a material distinction in MariaDB’s portfolio of database-related technologies.

MariaDB Managed Database

MariaDB Managed Database is for enterprise customers who want a managed database offering while needing more control over their database deployment. Benefits of our managed database service include: enables the customer to avoid reliance on any one cloud; avoids proprietary cloud technology lock-in; allows fine-tuned optimizations and options for performance, high availability, scalability and security; and lets the customer take control of its cloud costs. With our managed database, we deploy MariaDB enterprise database solutions on any cloud infrastructure of the customer's choosing, managed by MariaDB (the experts) using automation and world-class database strategies.

MariaDB Services and Support

MariaDB’s expert services and support comes from the same team that engineers MariaDB products. Our services and support includes fixes via patches, help with performance and tuning, and collaboration on new features. We go beyond traditional break-fix support - we are consultative and provide answers to “how to” questions that many software companies defer to their consulting organizations. Our goal is for the first MariaDB person a subscription customer interacts with for a service or support request to always be a MariaDB team member who is technically skilled and knowledgeable about our database solutions.

In addition to helping customers solve unexpected problems, MariaDB offers optional services, like Enterprise Architects, who can design large-scale, mission-critical database implementations, Technical Account Managers, who can own the alignment between the customer and MariaDB, and remote DBAs, who can manage customer databases.

Key Customer Benefits

MariaDB database solutions are structured to provide the following key business benefits to our customers:

•Single solution for diverse workloads

One of the strengths of MariaDB’s database solutions is the ability to support many classes of application workloads. Scalable key-value lookup, operational analytics, large-scale data warehousing, and highly available, scalable transactions are all offered through a common protocol - the well-known MySQL/MariaDB SQL interface-or a NoSQL interface.

•Increased developer productivity

MariaDB database solutions enable agile application development by making it easy to migrate from other databases and by providing a versatile yet feature-rich design that does not require developers to acquire new skills to efficiently use. Additionally, our knowledgeable remote DBAs allow developers to focus on application development and leave the task of optimizing the database for high performance and reliability to experts at MariaDB.

•Reduce total cost of ownership

By enabling high developer productivity through the use of our ubiquitous MySQL/ MariaDB SQL and NoSQL APIs and our on-demand expert remote DBAs, MariaDB database solutions significantly lower the cost and ease of application development.

Our Growth Strategy

We are pursuing our market opportunities in the DBMS market with growth strategies that include:

•Acquiring new customers

We believe there is a substantial opportunity to continue to grow our customer base. As mentioned earlier, we see two primary growth vectors:

•Growth through monetizing the widespread adoption of the MariaDB Community Server
•Growth through organizations migrating to the cloud and adopting MariaDB database solutions because, among other things, they do not lock customers into a particular public cloud

As a result of these growth vectors, our direct sales prospects are often already familiar with MariaDB database solutions and may already be using our technology. While we sell to organizations of all sizes across a broad range of industries, our key focus is on enterprises that invest more heavily in their data infrastructure or application development or plan to move to the cloud. These organizations have a greater need for databases in a private data center, in the cloud, or in a hybrid data center/cloud model. We plan to continue to invest in our direct sales force to grow our larger enterprise subscription base, both domestically and internationally.

•Expanding sales within our customer base

We seek to grow sales with our current customers in several ways. As customers come to trust our database solutions and grow their use of our products and services to cover more of their applications, our customers generally increase their aggregate subscriptions with us. In addition, customers may expand their subscriptions as they migrate existing applications away from legacy databases, either doing so within the same organizational department or in other lines of their business or geographies. Further, as customers modernize their IT infrastructure, we expect them to increasingly migrate their applications to the cloud. Migration of applications to the cloud usually requires a cloud-native database running in the same cloud environment. Within our large customers, we believe that there is significant spend available for database products and services beyond what is currently spent with MariaDB, reflecting a significant growth opportunity within our existing customer base. One of our goals is to increase the number of customers that standardize on our database solutions within all or a larger portion of their organizations.

•Extending product leadership and introducing new products

We intend to continue to invest in our product offerings with the goal of becoming the most widely deployed database solution for all who wish to store and access data in private data centers or in the cloud. We direct our product innovation toward initiatives intended to drive customer adoption and expansion, and to increase our addressable market by adding attractive, flexible features and products to our database solutions. For example, we have introduced a NoSQL interface in MaxScale that makes it easy for developers to switch from NoSQL databases to MariaDB.

•Growing the MariaDB developer community

We have attracted a growing community of highly engaged developers, who have downloaded the MariaDB Community Server offering or used it straight from their Linux operating system (with most Linux distributions now including MariaDB as their default over Oracle MySQL). We believe that effective engagement of developers markedly increases our brand awareness. Engaged developers often become advocates for MariaDB, which can result in new enterprise customers selecting our database solutions and existing customers expanding their use of our products and services. We have garnered a large social following and use events, streaming video and other forms of outreach, to help educate and attract a widening range of developers. We intend to continue to invest in the expansion of the MariaDB developer community.

•Adding to and cultivating our partner ecosystem

We have built a partner ecosystem that we are rapidly expanding, including resellers, value-added resellers, independent software vendors, technology partners, and OEMs. We have done this largely based on inbound requests and commercial opportunities. We have put a partner team in place that is actively managing our partner relationships, providing technical support, and recruiting new partners. Our partner ecosystem provides us with significant benefits, including lead generation, new customer acquisition, accelerated database deployment, and customer support. We intend to continue to expand and enhance our partner relationships to grow our market presence and drive greater sales efficiency, leveraging our partner and sales team.

•Entering new markets

We believe there is significant opportunity to expand the use of our database solutions outside of the United States. There are a number of untapped economies globally that we have not reached into or had much exposure to.

Customers

Excluding customers of our SkySQL and Xpand products, which will no longer be sold as part of the restructuring plan discussed above, we had 665 customers in more than 70 countries around the world as of September 30, 2023. Since databases are a critical data infrastructure in so many industries, we have customers across a wide range of industries, including financial services, government, technology, retail, telecommunications and transportation.

Competition

The market in which we operate is competitive and characterized by rapid changes in technology, customer requirements, and industry standards, with frequent introduction of new products and services. A number of other companies have developed products and services that compete with some or all of our products. At times, these competing offerings may also be complimentary with ours where customers deploy our database solutions alongside a competitor’s product or service. This may be done because the competing product only offers a partial solution or offers a single feature comparable to only a component of our complete database solutions.

We primarily compete with established relational database software providers, such as IBM, Microsoft and Oracle. We compete and partner with certain cloud providers, such as AWS, Google Cloud, Microsoft Azure, Alibaba Cloud, IBM Cloud and Oracle Cloud, that offer database functionalities or managed database services based on a variety of database technologies (including open source databases such as MySQL, MariaDB, or PostgreSQL). To a lesser extent, we compete with non-relational database providers, such as MongoDB and Couchbase, primarily when customer requirements are not being met by NoSQL database offerings. We expect competition to increase as other established and emerging companies enter the DBMS market, as customer requirements evolve, and new offerings and technologies are introduced.

While NoSQL databases have attracted developers with a flexible and intuitive data model, these benefits are now available in many modern relational databases like those provided by MariaDB. Further, NoSQL databases are often perceived to fall short in delivering robust analytics and the dependable data consistency customers demand.

We believe the primary factors of competition in the DBMS market include:

•Mindshare with software developers, architects, and IT executives
•Product capabilities, including reliability, scalability, performance, security and flexibility
•Price and total cost of ownership
•Flexible deployment model, including multicloud, cloud, private data center or hybrid
•Ease of use and deployment
•Breadth of workloads supported
•Ease of integration with existing IT infrastructure, development frameworks and programming languages
•Robustness of professional services and customer support
•Adherence to industry standards and certifications
•Size of user and customer base and level of user adoption
•Strength of sales and marketing efforts
•Brand awareness and reputation

We plan to continue to innovate and evolve our database solutions to make our offerings more attractive and able to deliver more benefits to current and potential customers. However, we could face significant risks to our business, financial condition, and results of operations, as a consequence of the strong, and in some cases better established and funded, competition.

Marketing, Sales and Partners

Our sales and marketing teams collaborate closely to drive awareness and adoption of our database solutions, accelerate customer acquisition and generate and increase revenue from customers. While we sell to organizations of all sizes across a broad range of industries, our key focus is on enterprises that invest more heavily in their data infrastructure or application development or plan to move to the cloud. These organizations generally have a greater need for databases in private data centers or in the cloud. We believe that we can grow our larger enterprise subscription base, both domestically and internationally, by continuing to invest in our direct sales force.

Our “go-to-market” model is focused on driving awareness and adoption of our database solutions with the goal of converting usage of MariaDB Community Server and participating in cloud migrations. To accelerate adoption of MariaDB database solutions, we are leveraging developer evangelism and education. Further, we are rapidly expanding our partner ecosystem of resellers, value-added resellers, independent software vendors, technology partners and OEMs by building out our partner and sales team.

We designed the free MariaDB Community Server offering to let developers use, experiment and evaluate our database solutions with little friction and at low cost. We believe this approach has contributed to our database solutions’ rising popularity within the developer community and with IT decision-makers and architects. As a result, our sales prospects are often already familiar with our database solutions and may have already built applications using our technology. To assess our most attractive commercial prospects, we employ a methodology and repeatable, data-driven approach to sales, with a performance management based on industry standard sales best practices. We also utilize advanced marketing technologies and processes to drive awareness and engagement that educate and convert prospects into customers, such as social media marketing, targeted paid digital advertising, personalized engagement and nurture tactics. As customers expand their usage of our database solutions, our relationships with them often expand to include technology and business leaders within their organizations. Our goal is to have organizations standardize their database needs by using MariaDB’s products and services as their single “go to” database solution.

MariaDB has developed strengthening global alliances and regional partnerships to facilitate further adoption into enterprise accounts. We believe resellers, value-added resellers, independent software vendors, technology partners and OEMs are keen to leverage MariaDB technology to grow their own businesses. Much like with our customers, our partnerships continue to broaden our access to the market and grow our business with our database solutions.

As of September 30, 2023, we had 63 employees in our sales and marketing organizations. In the fiscal years ended September 30, 2023 and 2022, we spent $26.9 million and $26.8 million, respectively, on sales and marketing.

Research and Development

Our research and development team is organized by product groups, each responsible for the design, development, testing and delivery of innovative technologies, features, integrations and improvements in a particular area of our database solutions. Research and Development employees are located primarily in Redwood City (U.S.), Sofia (Bulgaria) and Helsinki (Finland). Each product group is responsible for the full lifecycle of their products and services, including design, development, testing, integration and performance of new features and technologies. We continuously drive to innovate our products and services, and we put a significant emphasis on quality, performance and overall robustness of all our products and services.

As of September 30, 2023, we had 152 employees in our research and development organizations. We spent $35.4 million on research and development in each fiscal year ended September 30, 2023 and 2022.

Intellectual Property

Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand.

As of September 30, 2023, we held five issued U.S. patents. Our issued patents are scheduled to expire between June 1, 2031 and October 15, 2034. As of September 30, 2023, we held five registered trademarks in the United States, and held six registered or protected trademarks in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.

Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality and frequent enhancements to our database solutions are more essential to establishing and maintaining our technology leadership position.

Government Regulation and Compliance

We are subject to various federal, state, local and foreign laws and regulations and related enforcement, including those relating to data privacy, security and protection, intellectual property, employment and labor, anti-bribery, import and export controls, federal securities and tax. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we operate our business. New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our products and services, or to our business practices and relationships generally, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations continue to expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny.

See the sections titled “Risk Factors-Risks Related to Our Technology and Intellectual Property” and “Risk Factors-Risks Related to Government Regulations” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.

Our Employees

As of September 30, 2023, we had a total of 303 employees, including 163 employees located outside of the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Facilities

Our principal executive office in Redwood City, California, consists of approximately 7,000 square feet of space under a lease that expires in July 2024. We lease offices around the world for our employees, including in Austin (Texas), Espoo (Finland), London (United Kingdom) and Sofia (Bulgaria).

We lease all our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Legal Proceedings

From time to time, we are involved in various legal and regulatory proceedings arising from the normal course of business activities. Refer to Note 11 – Commitments and Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings and other similar matters in which we may be involved from time to time, which applicable information is incorporated herein. Defending any such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation or regulatory proceeding cannot be predicted with certainty, and regardless of the outcome, any litigation or regulatory proceeding can have an adverse impact on us because of defense, settlement and other costs, diversion of management resources and other factors.
Item 1A. Risk Factors

In addition to the factors discussed elsewhere in this Annual Report on Form 10-K, the following risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, cash flows, and prospects. Our actual results and performance may differ materially from any future results and performance expressed or implied by such forward-looking statements as a result of various factors, including, but not limited to, those discussed in the sections of this report titled “Cautionary Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Risk Factors Summary

Risks Related to Our Business and Industry

•There is substantial doubt about our ability to continue as a going concern due to our history of operating losses and need for additional capital, particularly in light of the January 10, 2024 maturity date of the senior secured promissory note with RP Ventures LLC (the “RP Note”); there is no assurance that RP Ventures LLC will agree to an extension of the maturity date of the RP Note.
•We are currently seeking additional capital to continue and support our operations and grow our business; we cannot be certain that additional capital will be available on reasonable terms when required, or at all.
•Our business, including our management, is required to take or is restricted from taking various actions under the terms of the RP Note, which could adversely affect our ability to execute our operating plans or address other strategic priorities such as raising additional capital.
•We have a limited operating history, which makes it difficult to predict our future results of operations.
•We have a history of losses, and we may not be able to generate sufficient revenue to achieve or sustain profitability.
•If we fail to continue to grow effectively, we may be unable to execute our business plan, increase our revenue, improve operations, maintain high levels of service or adequately address competitive challenges.
•We implemented several reduction in force plans, which we cannot guarantee will achieve their intended results.
•The database software market is highly competitive, and we face significant competition.
•If we are not able to provide successful enhancements, new products, services and features to keep pace with technological changes and developments by our competitors, our business could be adversely affected.
•If we are unable to attract new customers cost-effectively and bring customer success, we will not be able to grow.
•If we cannot maintain successful relationships with partners and establish new partnerships, our business could be harmed.
•Our sales cycle may be long and is unpredictable, and our sales efforts require considerable time and expense.
•The open source MariaDB Community Server is available as a free-to-download product, which could negatively affect our ability to monetize and protect our products and intellectual property rights.
•Our decision to license source code to certain products under the Business Source License version 1.1 may harm the adoption of our source code for these products.
•We rely upon third-party cloud providers to host our cloud-oriented products; any disruption of or interference with our use of third-party cloud providers would adversely affect our business.
•Without significant investments in our sales and marketing organizations and improvements in our sales and marketing programs, we may be unable to add new customers or increase subscriptions or keep existing customers.
•We rely on the performance of highly skilled personnel; if we are unable to integrate, retain or motivate key personnel or hire, integrate, retain and motivate qualified personnel, our business would be harmed.
•Interruptions or performance problems associated with our technology and infrastructure and service may adversely affect our business, results of operations and financial condition.
•Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our business.
•Any legal proceedings, claims against us or other disputes could be costly and time-consuming to defend.
•Our current and expected future operations are international in scope, creating a variety of operational challenges.
•If our estimates or judgments as to critical accounting policies are incorrect, our results could be adversely affected.

•Our business is subject to risks of earthquakes, fire, floods and other natural catastrophic events, and interruption by man-made problems, like power disruptions, computer viruses, war, data security breaches, cyberattacks or terrorism.

Risks Related to Our Technology and Intellectual Property

•Real or perceived errors, failures or bugs in our software could adversely affect our business and growth prospects.
•If our security measures, or those of our service providers or customers, are breached or unauthorized parties otherwise obtain access to our or our customers’ data or software, our products and services may be perceived as not being secure, customers may reduce or terminate their use of our products and services, and we may face claims, litigation, regulatory investigations, significant liability and reputational damage.
•Because our software and services could be used to collect and store personal information, domestic and international privacy concerns could result in additional costs and liabilities to us or inhibit subscriptions to our products and services.
•We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property rights could reduce the value of our software and brand.
•Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
•Our software incorporates third-party open source software, which could negatively affect our ability to sell our products and subject us to possible litigation.
•We depend and rely upon software-as-a-service, or SaaS, technologies from third parties to operate our business, and interruptions or performance problems with these technologies may adversely affect our business, results of operations and financial condition.

Risks Related to Government Regulations

•Changes in laws and regulations related to the internet or changes in the internet infrastructure itself may diminish the demand for our software and could have a negative impact on our business.
•Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
•Our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions (including Ireland), and we could be obligated to pay additional taxes, which would harm our business, including results.
•If we do not maintain effective disclosure controls and procedures and internal control over financial reporting, we may not produce timely and accurate financial statements and disclosures or comply with applicable regulations.
•We engage our team members in various ways, including direct hires, through professional employer organizations (“PEOs”), and as independent contractors, resulting in certain challenges and risks that can affect our business.
•The enactment of legislation implementing changes in U.S. taxation of international business activities or the adoption of other tax reform policies could materially impact our business.
•Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales.
•We are subject to governmental export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.
•Geopolitical instability outside of the U.S. may adversely impact the U.S. and global economies.
•Our ability to use our U.S. federal and state net operating loss carryforwards and other tax attributes may be limited.
•If we are treated as a passive foreign investment company, there may be adverse consequences to U.S. investors.
•The IRS may not agree that we are a foreign corporation for U.S. federal tax purposes.

Risks Related to Ownership of Our Ordinary Shares (including Corporate Governance)

•Our failure to meet the continued listing requirements of the NYSE (or another national securities exchange) could limit the value of our securities and liquidity and otherwise negatively impact or business.
•Our lack of an independent audit committee at this time may hinder our board of directors’ effectiveness in monitoring the Company’s compliance with its disclosure and accounting obligations.
•Restrictions under the RP Note regarding our board of directors and our current lack of a majority independent board may be deemed to adversely affect the governance of the Company, as well as the rights of other shareholders.
•A transfer of Ordinary Shares or Warrants, other than one effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.

•If Ordinary Shares or Public Warrants cease to be eligible for deposit and clearing within the facilities of DTC, then transactions in Ordinary Shares or Public Warrants may be disrupted.
•We do not intend to pay dividends for the foreseeable future.
•Ordinary Shares or Warrants received by means of a gift transfer or inheritance could be subject to Irish tax.
•We may issue additional Ordinary Shares or other equity or convertible securities, which would dilute your ownership interests and may depress the market price of our Ordinary Shares and our Public Warrants.
•Securities or industry analysts do not publish research or reports about us and may never commence coverage of us.
•The market price and trading volume of our Ordinary Shares and Public Warrants have and may continue to be volatile and have declined and could continue to decline significantly.
•Provisions in our Memorandum and Articles of Association and under Irish law, could make an acquisition of MariaDB more difficult and may limit attempts by our shareholders to replace or remove our management.
•Our Memorandum and Articles of Association contains exclusive forum provisions for certain claims, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with MariaDB or personnel.
•As an Irish public limited company, certain capital structure decisions require shareholder approval.
•Attempted takeovers of MariaDB will be subject to the Irish Takeover Rules and will be under the supervisory jurisdiction of the Irish Takeover Panel.
•We must have available “distributable profits” to pay dividends or generally make share repurchases or redemptions.
•Irish law differs from the laws in effect in the United States and may afford less protection to our shareholders.

Risks Related to Our Business and Industry

There is substantial doubt about our ability to continue as a going concern and we are currently seeking additional capital to continue and support our operations and grow our business; we cannot be certain that additional capital will be available on reasonable terms when required, or at all.

As of September 30, 2023, we had an accumulated deficit of $249.4 million and $4.5 million in cash and cash equivalents. As described in Note 1 to our audited consolidated financial statements as of and for the fiscal year ended September 30, 2023 (the "Consolidated Financial Statements") that are included elsewhere in this Annual Report on Form 10-K, we determined that our current cash and cash equivalents would not be sufficient to fund our operations (including capital expenditure requirements and the repayment of the $26.5 million principal, together with accrued interest, of the RP Note due in January 2024 (see below for additional discussion)) for at least 12 months from the date those Consolidated Financial Statements were issued (December 29, 2023), raising substantial doubt about our ability to continue as a going concern. We believe that our cash, cash equivalents, and cash provided by sales of database subscriptions and services will not be sufficient to meet our projected working capital and operating needs, particularly if the maturity date of the RP Note is not extended or we are unable to refinance the RP Note. We are currently seeking an extension of the maturity date of the RP Note and are also seeking additional capital to meet our projected working capital and operating needs, including repayment of the RP Note. Historically, Legacy MariaDB funded its operations primarily through equity and debt financings and payments by its customers for use of its products and services. Going forward, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. In addition to general operations, we expect to require significant additional capital investments for research and development, including for the purpose of further developing our intellectual property and other proprietary technologies.

Further, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software and services, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we will need to secure additional capital through equity or debt financings. Such additional capital may not be available on terms acceptable to us, if at all. Our access to capital through debt or equity markets have proven and could continue to prove challenging due, among other things, to recent volatility in the capital markets, the rising interest rate environment, changes in customer traffic, higher costs due to inflation, and labor shortages. If we raise additional equity-related capital, existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Ordinary Shares. The restrictive covenants under the senior secured promissory note with RP Ventures LLC (the “RP Note”) (as further discussed below) also impose significant restrictions on our capital raising activities, cash management, and other financial and operational matters, and any failure to comply with these covenants could harm our business, results of operations and financial condition, including putting us in default under the RP Note and causing such note to become due. Any equity or debt financing that we may secure in the future could involve similarly restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed. In addition, because any decision to issue securities in the future to raise capital will depend on numerous considerations, including factors beyond our control (including, potentially, the approval of RP Ventures), we cannot predict or estimate the amount, timing or nature of any future issuance of debt or equity securities. As a result, our shareholders would bear the risk of future issuances of debt or equity securities that may reduce the value of our Ordinary Shares and dilute existing interests.

Our auditors have made reference to the material uncertainty as to our ability to continue as a going concern, and there is no assurance that we will be able to continue as a going concern.

We have determined that there is material uncertainty as to our ability to continue as a going concern and our external auditors have included a reference as to this matter in their audit report on MariaDB’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2023. The audited consolidated financial statements of MariaDB as of and for the fiscal year ended September 30, 2023 included in this Annual Report on Form 10-K were prepared assuming that we will continue as a going concern. Because we have determined that a material uncertainty exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. In addition, since we have determined that an uncertainty exists about our ability to continue as a going concern, this typically results in greater difficulty in obtaining investments and loans than businesses that do not have a qualified auditor’s opinion. Further, any investments and loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.

Our business, including our management, is required to take or is restricted from taking various actions under the terms of the RP Note, which is expected to mature at the latest on January 10, 2024 unless extended by the parties.

In October 2023, we issued the RP Note, which $26.5 million loan (with applicable interest) is expected to mature on January 10, 2024 unless extended by the parties. The terms of the RP Note include various provisions that require us to take certain actions or limit our business’s ability (including that of our management) to take certain actions. These provisions cover, among others, the following matters:

•Restricting our pursuit or acceptance of any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company (in each case other than with RP Ventures or Runa (as such terms are defined below)), without RP Ventures’ prior written consent.
•Requiring the board of directors to be set at four members, two of whom are to be selected by RP Ventures (currently, Michael Fanfant and Yakov Zubarev). (See also below the risk factor “Our lack of a majority independent board of directors may adversely affect the governance of the Company, as well as the rights of other shareholders” for additional information regarding risks and uncertainties in connection with the RP Note.)
•Restricting our ability to incur indebtedness, create certain liens, declare or distribute dividends or make certain other restricted payments, be party to a merger, consolidation, division or other fundamental change, transfer, sell or lease our assets, make certain modifications to our organizational documents or indebtedness, engage in certain transactions with affiliates, change our business, accounting or reporting practices, name or jurisdiction or organization, establish new bank accounts, and establish or acquire any subsidiary.
•Restricting our conduct of business, including regarding taking part in transactions outside of the ordinary course of our existing business, making significant payments to third parties, or issuing equity interests, without RP Ventures’ prior written consent.
•Providing RP Ventures with ongoing comprehensive financial information and access to our books and records.

With the limitations under the RP Note, including those described above (such as the necessity of getting prior approval from RP Ventures in many instances), we may not have the flexibility needed to take timely action necessary to manage our business effectively or make our business successful, including making changes to or taking actions outside of our current normal course of business as circumstances change. In addition, we may not be able to obtain the additional financing needed to pay off the RP Note in a timely manner or on acceptable terms (both to us and RP Ventures), if at all. If we are unable to obtain such financing, our business would be significantly harmed and would not be able to continue in its current state, and our shareholders would be adversely impacted.

We have a limited operating history, which makes it difficult to predict our future results of operations.

Legacy MariaDB, our predecessor, was incorporated in 2010 and our software and services have evolved significantly since its inception, with MariaDB Enterprise being introduced in 2019. As a result of our limited operating history and our introduction of new software and services and phasing out others, our ability to forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to accurately predict future growth. Our historical revenue growth has fluctuated in prior periods and should not be considered indicative of our future performance. Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our products and related services, reduced adoption of paid subscriptions and services by users of the MariaDB Community Server, increasing competition, changes to technology or our intellectual property or our failure, for any reason, to continue to capitalize on growth opportunities. We have also encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a history of losses, and we may not be able to generate sufficient revenue to achieve or sustain profitability.

We have incurred net losses in each period since Legacy MariaDB’s incorporation in 2010, including net comprehensive losses of $52.7 million and $49.3 million for the fiscal years ended September 30, 2023 and 2022, respectively. Currently, we expect our operating expenses to decrease for a time as we continue to execute on our various restructuring initiatives and focus on our core business, but we may not be profitable in the foreseeable future. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than our operating expenses, our losses in future periods may be larger than we currently expect and we may not be able to achieve and maintain profitability. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability.

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

Our success is highly dependent on our ability to penetrate the existing market and sustain market acceptance for database products, as well as the growth and expansion of the market for database products and services.

Our future success will depend in large part on our ability to service existing demand, as well as the continued growth and expansion of the market for database solutions, particularly relational and cloud-oriented database products. It is difficult to predict demand for our offerings, the conversion from one to the other and related services and the size, growth rate and expansion of these markets, the entry of competitive products or the success of existing competitive products. Our ability to penetrate the existing database market and any expansion of the market depends on a number of factors, including cost, performance and perceived value associated with our products. Furthermore, many of our potential customers have made significant investments in relational databases from traditional providers, such as offerings from IBM, Microsoft and Oracle, and may be unwilling to invest in new products. If the market for database solutions fails to grow at the rate that we anticipate or decreases in size or we are not successful in penetrating the existing market, our business would be harmed.

Further, technologies related to database offerings are still evolving and we cannot predict market acceptance of our products and services, or the development of other competing offerings based on entirely new technologies. For example, we currently derive and expect to continue to derive a majority of our revenue and cash flows from subscriptions to and services related to, our MariaDB Enterprise product. Demand for our products is affected by a number of factors, many of which are beyond our control, including continued market acceptance by existing customers and potential customers, the ability to expand the product for different use cases, the timing of development and releases of new offerings by our competitors, technological change and the growth or contraction in the market in which we compete. If the market for database solutions, and for relational database solutions in particular, does not continue to grow as expected, or if we are unable to continue to efficiently and effectively respond to the rapidly evolving trends and meet the demands of our customers, achieve more widespread market awareness and adoption of our products and services or otherwise manage the risks associated with the introduction of new products and services, our competitive position would weaken and our business, results of operations, financial condition and growth prospects would be adversely affected.

If we fail to continue to grow and to manage our growth effectively, we may be unable to execute our business plan, increase our revenue, improve operations, maintain high levels of service or adequately address competitive challenges.

For the fiscal years ended September 30, 2023, 2022, 2021 and 2020, our revenue was $53.1 million, $43.7 million, $36.0 million and $30.0 million, respectively, representing year-over-year growth of 21.6% from 2022 to 2023, 21.3% from 2021 to 2022 and 19.9% from 2020 to 2021. Our success will depend in part on our ability to continue to grow revenue and to manage this growth, domestically and internationally, effectively.

Our future operational plans and growth will continue to place a significant strain on our management, administrative, operational and financial infrastructure. We will need to continue to improve our operational, financial and management processes and controls, and our reporting systems and procedures to manage the expected growth of our operations and personnel, and to meet the demands of being a public company, which will require significant expenditures and allocation of valuable management and employee resources. If we fail to implement these infrastructure improvements effectively, our ability to ensure uninterrupted operation of key business systems and comply with the rules and regulations that are applicable to public reporting companies will be impaired. For example, as of September 30, 2023, we determined our disclosure controls and procedures and internal control over financial reporting to be ineffective due to material weaknesses, as described in Part II, Item 9A of this Annual Report on Form 10-K, which we are currently working to remediate. Further, if we do not effectively manage the growth of our business and operations, the quality of our products and services could suffer, our culture, values and entrepreneurial environment may negatively change, and we may not be able to adequately address competitive challenges. This could impair our ability to attract new customers, retain existing customers and expand their use of our products and services, all of which would adversely affect our brand, overall business, results of operations and financial condition.

We recently implemented several reduction in force plans, which we cannot guarantee will achieve their intended results.

In the second quarter of fiscal 2023, we began implementing a reduction in force plan to achieve cost reduction goals and to focus the Company on key initiatives and priorities. This program included a reduction in the Company’s global workforce of approximately 8%. In the first quarter of fiscal 2024, we began implementing a restructuring plan to better align our workforce with the needs of our business and to reduce operating costs. The restructuring plan included a reduction of the Company’s global workforce by an additional approximately 28% and divestitures from our SkySQL and Xpand businesses, which are currently ongoing.

These reduction in force and restructuring activities have subjected us to litigation risks and expenses. These activities do not provide us any assurance that additional restructuring actions, which may include changes in force, will not be needed in the future. In addition, these activities may have other consequences, such as attrition beyond our planned reduction in force, and a negative effect on employee morale and productivity, and our ability to attract highly skilled employees, as well as our ability to effectively run our business as needed. Our competitors may also use our reduction in force plans and restructuring of our product portfolio to focus on the core Enterprise business to seek to gain a competitive advantage over us. As a result, our reduction in force and restructuring plans may adversely affect our revenue, expenses and other business operations in the future.

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

Our MariaDB Enterprise Server is available by subscription only, and. many of our subscription contracts for MariaDB Enterprise Server were one year in duration in the fiscal years ended September 30, 2022 and September 30, 2023. For us to maintain or improve our results of operations, it is important that our customers renew their subscriptions with us when the existing subscription term expires, and renew on the same or more favorable terms and expand the products and services they use. Our customers have no obligation to renew their subscriptions, and we may not be able to accurately predict customer renewal rates.

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

If we are unable to attract new customers in a manner that is cost-effective and brings customer success, we will not be able to grow our business, which would adversely affect our business, results of operations and financial condition.

In order to grow our business, we must continue to attract new customers in a cost-effective manner and enable these customers to realize the benefits associated with our products and services. We may not be able to attract new customers for a variety of reasons, including as a result of their use of traditional relational or other database products and services, and their internal timing, budget or other constraints that hinder their ability to migrate to or adopt our products or services.

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

We have a limited history with our subscription-based and pay-as-you-go products and pricing models and if, in the future, we are forced to reduce prices for our products and services, our revenue and results of operations will be harmed.

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

We recognize portions of our subscription revenue from subscription customers ratably over the terms of their contracts. For example, a significant portion of our subscription contracts entered into during the fiscal years ended September 30, 2023 and September 30, 2022, were only one year in duration. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered during previous quarters, with new contracts continuing to be sought and entered into every quarter. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on the revenue that we recognize for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in subscriptions and potential changes in our pricing policies or rate of customer expansion or retention may not be fully reflected in our results of operations until future periods. In addition, a significant majority of our costs are expensed as incurred, while most of the revenue is recognized over the life of the subscription agreement. As a result, growth in the number of customers could continue to result in our recognition of higher costs and lower revenue in the earlier periods of our subscription agreements. Finally, our subscription-based revenue model also makes it difficult for us to rapidly increase our revenue through additional subscriptions in any given period, as revenue from new customers and significant increases in the size of subscriptions with existing customers must be recognized over the applicable subscription term.

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

The timing of our subscriptions and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our offerings. We are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of paying for our products and services. The length of our sales cycle, from initial evaluation to payment for our offerings is on average about three months but can vary substantially from customer to customer and from application to application. As the subscription to and deployment of our products can be dependent upon customer initiatives, our sales cycle can extend well beyond the three-month average for some customers. Customers often view a subscription to our products and services as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our product offering prior to entering into or expanding a subscription. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•the effectiveness of our sales force, in particular, new salespeople as we increase the size of our salesforce;
•the discretionary nature of procurement and budget cycles and decisions;
•the obstacles placed by a customer’s procurement process;
•economic conditions and other factors impacting customer budgets;
•customer evaluation of competing products during the purchasing process; and
•evolving customer demands.

Given these factors, it is difficult to predict whether and when a sale will be completed, and when revenue from a sale will be recognized, which may result in lower than expected revenue in any given period.

Our adoption strategies include offering MariaDB Community Server, and we may not be able to realize the benefits of this and related strategies.

Our company promotes MariaDB Community Server, a cost-free open-source database, to drive developer usage and adoption of our products and services. This version, however, lacks some features found in our paid subscription products like MariaDB Enterprise, which includes advanced features like MariaDB ColumnStore and MariaDB MaxScale. There is a risk that users of the free Community Server might not upgrade to our paid subscriptions. They may find the Community Server's capabilities adequate, leading them not to switch to, or to downgrade from, our paid offerings. Additionally, our marketing strategy partially relies on Community Server users advocating for our paid products within their organizations. If these users do not convert to, or encourage others to convert to, our paid services, the effectiveness of this strategy and our business growth and profitability could be adversely affected.

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

We offer some products, such as MariaDB MaxScale, under an alternative Business Source License (BSL). The BSL allows licensees to copy, modify, and redistribute the source code for non-commercial purposes. After a specified period, usually four years, the BSL automatically transitions to a GPL open-source license.

While we believe the BSL helps us manage the commercialization of these products' source code effectively and transparently, it is important to note that BSL is not recognized as an open-source license. This distinction may hinder the adoption of our source code for these products. A potential decrease in adoption could lead to reduced awareness of our brand and products, ultimately impacting our competitive position in the market negatively.

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

We rely upon third-party cloud providers to host our cloud-oriented products; any disruption of or interference with our use of third-party cloud providers would adversely affect our business, results of operations and financial condition.

Customers need to be able to access our platform at any time without interruption or degradation of performance, and we provide them with service-level commitments with respect to uptime. Third-party cloud providers run their own platforms that we access, and we are therefore vulnerable to their service interruptions. We may experience interruptions, delays and outages in service and availability from time to time due to problems with our third-party cloud providers’ infrastructure. Lack of availability of this infrastructure could be due to a number of potential causes, including technical failures, natural disasters, fraud, or security attacks that we cannot predict or prevent. If such events were to occur and we are unable to meet our service-level commitments, we may be obligated to provide customers with additional capacity, which could significantly impact our business, results of operations and financial condition. In some instances, it is possible that our customers and potential customers would hold us accountable for any breach of security affecting a third-party cloud provider’s infrastructure, and we may incur significant liability from those customers and third parties with respect to any breach affecting these systems. We may not be able to recover a material portion of our liabilities to our customers and third parties from a third-party cloud provider. It may also become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our software becomes more complex and the usage of our software increases. Currently, we outsource substantially all the infrastructure relating to MariaDB Managed Database to AWS and Google Cloud to host our cloud-oriented database offering, so any of the above circumstances or events related to those parties or other third parties may harm our business, results of operations and financial condition.

Without significant investments in our sales and marketing organizations and improvements in our sales and marketing programs, we may be unable to add new customers or increase subscriptions to or keep existing customers at levels necessary to achieve and sustain growth.

Increasing our customer base and achieving broader market acceptance of our database products and related services will depend, to a significant extent, on our ability to effectively expand our sales and marketing operations and activities. We are substantially dependent on our direct sales force and our marketing efforts to obtain new customers and anticipate that we may need to expand these efforts both domestically and internationally in the future. We believe that there is significant competition for experienced sales professionals with the sales skills and technical knowledge that we require, particularly as we continue to target larger enterprises. Our ability to achieve significant revenue growth in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of experienced sales professionals. New hires require significant training and time before they achieve full productivity, particularly in new or developing territories. Any new hires may not become as productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the future in the markets where we do business. Because of our limited operating history, we cannot predict whether, or to what extent, our sales will increase as we expand our subscriptions and marketing organization or how long it will take for sales personnel to become productive. Our business, results of operations and financial condition will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated.

We rely on the performance of highly skilled personnel, including senior management and our engineering, professional services, sales and technology professionals; if we are unable to integrate, retain or motivate key personnel or hire, integrate, retain and motivate qualified personnel, our business would be harmed.

We believe our success depends on the efforts and talents of a strong senior management team and our highly skilled team members, including our sales personnel, client services personnel and software engineers. During the fiscal year ended September 30, 2023, we hired a new Chief Executive Officer, Chief Financial Officer, Chief Revenue Officer, Chief Technology Officer, and General Counsel, among other leadership changes. In addition to our full and part time employees, we also rely on third-party consultants to manage and grow our business. We do not maintain key man insurance on any of our executive officers or key personnel. From time to time, there may be additional changes in our senior management team resulting from the termination or departure of executive officers and key personnel. Our senior management and key employees are employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of any of our senior management or key employees could adversely affect our ability to build on past efforts and to execute our business plan, and if there are departures we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of any members of our senior management or other key personnel.

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

Our customers rely on our personnel for support of our software. High-quality support is important for the renewal and expansion of our agreements with existing customers. The importance of high-quality support will increase as we expand our business and pursue new customers. To the extent that we are unsuccessful in hiring, training and retaining adequate customer support personnel, our ability to provide adequate and timely support to our customers and our customers’ satisfaction with our products would be adversely affected. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to sell new software to existing and new customers could suffer and our reputation with existing or potential customers could be harmed.

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

Social, ethical and security issues relating to the use of new and evolving technologies, such as artificial intelligence (“AI”), in our features, offerings or partnerships may result in reputational harm and liability.

Social, ethical and security issues relating to the use of new and evolving technologies, such as AI, in our business, including our offerings or partnerships, may result in reputational harm and liability, and may cause us to incur additional costs, including research and development, to resolve such issues. We are currently developing AI features to supplement our core MariaDB Enterprise offerings. As with many innovations, AI presents risks and challenges that could affect its adoption, and therefore our business.

If we enable or offer solutions that draw controversy due to their perceived or actual impact on society, we may experience brand or reputational harm, competitive harm or legal liability. Potential government regulation related to AI use and ethics may also increase the burden and cost in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined. Further, AI and machine learning may change the way our industry identifies and responds to cyber threats, and businesses that are slow to adopt or fail to adopt such new technologies may face a competitive disadvantage. The rapid evolution of AI and machine learning will require the application of resources to develop, test and maintain any potential offerings or partnerships to help ensure that we implement AI ethically in order to minimize unintended, harmful impact.

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

Any legal proceedings, claims against us or other disputes could be costly and time-consuming to defend.

We are and may in the future become subject to legal proceedings claims and disputes that arise from time to time, such as employment claims and claims relating to the prior provision of investment banking services, claims related to the loss of employee equity grants upon termination, securities class actions, or other claims related to volatility in the trading price of our Ordinary Shares. See Note 11 to our Consolidated Financial Statements for additional information regarding current litigation and claims.

A proceeding, claim or dispute can result in substantial costs and divert management’s attention and resources, including if the facts giving rise thereto precede senior management’s tenure with us. Such costs and diversion can seriously harm our business, financial condition, and results of operations. Insurance might not cover such claims, provide sufficient payments to cover all the costs to resolve one or more of such matters, or continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs and insufficient funds to cover such a claim and related costs, potentially harming our business, financial position, and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any claim.

Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.

A component of our growth strategy involves the further expansion of our operations and customer base internationally. As of September 30, 2023, we have employees or utilize contractors in 28 different countries. The company’s primary geographic markets are North and South America (Americas), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to broaden existing relationships or establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish and maintain such relationships, we may be unable to execute on our expansion plans. We expect that our international activities will continue to grow for the foreseeable future as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

Our current and future international business and operations involve a variety of risks, including:

•the regulatory and operational challenges of efficiently managing, as well as the increased costs associated with, a dispersed workforce of employees and contractors over large geographic distances, including with recruiting and retaining talent and implementing appropriate systems, policies, benefits and compliance programs that are specific to each jurisdiction;
•changes in a specific country’s or region’s political, economic or legal and regulatory environment, pandemics, tariffs, trade wars or long-term environmental risks;
•risks associated with trade and investment restrictions and foreign legal requirements, including regarding importation, exportation, certification and localization of our products and services in foreign countries;
•greater difficulty collecting accounts receivable and longer payment cycles;
•costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to, laws and regulations governing our corporate governance, employees and contractors, product licenses, data privacy, data protection and data security regulations, particularly in the EU and China;
•unexpected changes in trade relations, regulations or laws;
•new, evolving and more stringent regulations and enforcement relating to foreign investments (such as CFIUS), privacy and data security and the unauthorized use of, or access to, commercial, technical, and personal information, particularly in connection with Europe and Asia;
•differing and potentially more onerous labor regulations, especially in Europe, where labor laws are generally more advantageous to employees as compared to the United States, including deemed hourly wage, overtime and time off regulations in these locations;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems and regulatory systems;
•increased travel, real estate, infrastructure and legal compliance costs associated with international operations;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting or enforcing our intellectual property rights, including our trademarks and patents;
•political instability, warfare or terrorist activities;
•exposure to regional or global public health issues, pandemics or epidemics, such as the outbreak of the COVID-19 pandemic, that could result in decreased economic activity in certain markets, decreased use of our products and services, or in our decreased ability to import, export or sell our products and services to existing or new customers in international markets;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the FCPA, U.S. bribery laws, the U.K. Bribery Act and similar laws and regulations in other jurisdictions;
•burdens of complying with laws and regulations related to taxation; and
•regulations, adverse tax burdens and foreign exchange controls that could make it difficult to repatriate earnings and cash.

If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business, results of operations and financial condition will suffer.

If currency exchange rates fluctuate substantially in the future, our financial results, which are reported in U.S. dollars, could be adversely affected.

As we continue to solidify our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Often, contracts executed by our foreign operations are denominated in the currency of that country or region and, therefore, revenue generated from international operations can be subject to foreign currency risks. A strengthening of the U.S. dollar could increase the real cost of our subscription offerings and related services to our customers outside of the United States, adversely affecting our business, results of operations and financial condition. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

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

With our employees and many employees of third-party service providers working remotely, we may be exposed to increased risks of security breaches or incidents. Security incidents could result in unauthorized access to, damage to, misuse of, disclosure of, modification of, destruction of or loss of our data or customer data (including personal data), software or systems, or disrupt our ability to provide our products and services. Any actual or perceived security incident could interrupt our operations, harm our reputation and brand, result in significant remediation and cybersecurity protection costs, result in lost revenue, lead to regulatory investigations and orders, litigation, disputes, indemnity obligations, damages for breach of contract, penalties for violation of applicable laws and regulations and other legal risks, increase our insurance premiums, and result in any other financial exposure.

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

We may need to enhance the security of our products and services, our data, our systems and our internal IT infrastructure, which may require additional resources and substantial costs and may not be successful. We have developed systems and processes to protect the integrity, confidentiality, availability and security of our data and software, but our security measures or those of our customers or third-party service providers may not mitigate against current or future security threats and could result in unauthorized access to, damage to, disablement or encryption of, use or misuse of, disclosure of, modification of, destruction of or loss of such data and software. Through contractual provisions and third-party risk management processes, we take steps to require that our third-party providers and their subcontractors protect our data, but because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect our data. A vulnerability in a third-party provider’s or a customer’s software or systems, a failure of our customers’ or third-party providers’ safeguards, policies or procedures or a breach of a customer’s or third-party provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions. Further, because there are many different security breach techniques, which can originate from a wide variety of sources, including outside groups (such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies), and such techniques continue to evolve, including through the use of AI to launch more automated, targeted and coordinated attacks, and may not be not detected until after an incident has occurred, we may be unable to implement adequate preventative measures, anticipate or prevent attempted security breaches or other security incidents or react in a timely manner. Even when a security breach or incident is detected, the full extent of the breach or incident may not be determined immediately. The costs to us to mitigate technological failures, bugs, viruses, computer malware and security vulnerabilities could be significant and, while we have implemented security measures to protect our systems and IT infrastructure, our efforts to address these problems may not be successful.

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

In addition, domestic data privacy laws at the state and local level continue to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. For example, the California Consumer Privacy Act (“CCPA”) took effect in January 2020 and was subsequently modified by the California Privacy Rights Act (“CPRA”), which took effect in January 2023. The CCPA imposes obligations on companies that process California residents’ personal information, including an obligation to provide certain new disclosures to such residents and creates new consumer rights. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Additionally, other states, including Colorado, Connecticut, Indiana, Iowa, Tennessee, Utah, Montana, Florida, Oregon, Texas and Virginia, have enacted privacy laws that have gone into effect or will go into effect in the coming years. While these new privacy laws may share similarities with each other, they differ in many ways and we must comply with each if our operations fall within their scopes. Similar laws have been proposed in other states and at the federal level. We expect that existing and any new legislation will continue to add additional complexity and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs or changes in business practices and policies.

Complying with these laws, regulations, amendments to or re-interpretations of existing laws and regulations and contractual or other obligations relating to data privacy, security, protection, transfer, localization and information security may require us to make changes to our products and services to enable us or our customers to meet new legal requirements, incur substantial operational costs, modify our data practices and policies and restrict our business operations. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards, and our customers may expect us to meet certain voluntary certification and other standards established by such third parties. Any actual or perceived failure by us to comply with these laws, regulations or other obligations or standards may lead to significant fines, penalties, regulatory investigations, lawsuits, significant costs for remediation, damage to our reputation or other liabilities. Additionally, because the interpretation and application of many data privacy, security and protection laws along with contractually imposed industry standards are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. If so, in addition to the possibility of fines, lawsuits, regulatory enforcement or orders, investigations, imprisonment of company employees and public censure, other claims and penalties, significant costs for remediation and damage to our reputation, we could be required to fundamentally change our business activities and practices or modify our services and product capabilities, any of which could require significant additional expense and have an adverse effect on our business, including impacting our ability to innovate, delaying our product development roadmap and adversely affecting our relationships with customers and our ability to effectively compete.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, rules, standards, contractual obligations, policies and other obligations related to privacy, data protection and security- that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products and services. Privacy concerns, whether valid or not valid, may inhibit market adoption of our products and services, particularly in certain industries and foreign countries.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property rights could reduce the value of our software and brand.

Our success and ability to compete depend in part upon our intellectual property rights. As of September 30, 2023, we have five issued patents. We cannot assure you that such patents will be adequate to protect our business. We primarily rely on copyright, trademark laws, trade secret protection and confidentiality or other contractual arrangements with our employees, customers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may not be adequate. For instance, in order to protect our intellectual property rights, we may be required to spend significant resources to establish, monitor and enforce such rights. Litigation brought to enforce our intellectual property rights could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries generally do not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure our intellectual property rights, there can be no assurances that such rights will provide us with competitive advantages or distinguish our products and services from those of our competitors or that our competitors will not independently develop similar technology. In addition, we regularly contribute source code under open source licenses and have made some of our own software available under open source licenses, and we include third-party open source software in our products. Because the source code for any software we contribute to open source projects or distribute under open source licenses is publicly available, our ability to protect our intellectual property rights with respect to such source code may be limited or lost entirely. In addition, from time to time, we may face claims from third parties claiming ownership of, or demanding release of, the software or derivative works that we have developed using third-party open source software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source license.

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

The future success of our business, particularly for any cloud-oriented products, depends upon the continued use of the internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting the use of the internet as a commercial medium. Changes in these laws or regulations could require us to modify our software in order to comply with these changes. In addition, government agencies or private organizations may begin to impose taxes, fees or other charges for accessing the internet or commerce conducted via the internet. These laws or charges could limit the growth of internet-related commerce or communications generally, resulting in reductions in the demand for internet-based solutions such as ours.

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

We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.

We track certain operational metrics, including annualized recurring revenue (“ARR”) and net revenue retention rate, and non-GAAP metrics, such as Adjusted EBITDA and Adjusted EBITDA Margin. These operational metrics are tracked with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or assumptions on which a party relies. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors or incorrect assumptions, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring these metrics. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operational metrics are not accurate representations of our business, if investors do not perceive our operational metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, our ability to produce timely and accurate financial statements and company disclosures or comply with applicable regulations could be impaired.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. As of the end of the quarters ended March 31, 2023 and June 30, 2023, we determined that our disclosure controls and procedures were not effective due to a significant deficiency in our internal control over financial reporting and took remedial measures to correct such deficiency, as described in Part I, Item 4 of our quarterly reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023. In addition, as of the quarter ended September 30, 2023, we determined that our disclosure controls and procedures and internal control over financial reporting were not effective due to material weaknesses in our internal control over financial reporting and are taking remedial measures to correct such weaknesses, as described in Part II, Item 9A of this Annual Report on Form 10-K. In order to continue to improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. We have taken and are taking actions to remediate the material weaknesses, including hiring a new Chief Financial Officer and additional experienced finance staff, and implementing redesigned and enhanced control procedures.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our securities. In addition, if we are unable to meet these requirements, we may not be able to remain listed on the NYSE.

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

As of September 30, 2023 we had U.S. federal net operating losses (“NOL”) carryforwards of $201.5 million and U.S. state NOL carryforwards of $144.5 million. The portion of the federal and state loss carryforwards generated in taxable periods prior to January 1, 2018, will begin to expire in 2030, unless previously utilized. A lack of future U.S. taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income with certain adjustments. Further, certain states in which we operate conform to the provisions of Tax Cuts and Jobs Act of 2017, and as such, certain state net operating losses may be carried forward indefinitely but the deductibility of such net operating losses is limited to 80% of taxable income.

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

Risks Related to Ownership of Our Ordinary Shares (including Corporate Governance)

Our failure to meet the continued listing requirements of the NYSE (or another national securities exchange) could limit the value of our securities and liquidity

On June 28, 2023, we were notified by NYSE that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual (the “Manual”) because the average closing price of our Ordinary Shares was less than $1.00 per share over a consecutive 30-day trading period (the “Minimum Share Price Requirement”). The notice has no immediate impact on the listing of our Ordinary Shares and Public Warrants which could continue to trade on the NYSE unless suspended from trading on delisting occurs by NYSE, including pursuant to the notifications and related circumstances discussed below. We are closely monitoring the closing share price of our Ordinary Shares and Public Warrants and are considering all available options. We intend to regain compliance with the Minimum Share Price Requirement by pursuing measures that are in our best interests and the best interests of our shareholders, which could include seeking to effect a reverse stock split. Any potential delisting of our Ordinary Shares and Public Warrants from the NYSE would likely result in decreased liquidity and increased volatility in our securities and may adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Annual Report on Form 10-K, we have not yet regained compliance with the Minimum Share Price Requirement, and there can be no assurance that we will regain such compliance.

On September 19, 2023, we were notified by NYSE that we were no longer in compliance with the continued listing standard set forth in Section 802.01B of the Manual because the average global market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company’s last reported stockholders’ equity was less than $50 million (the “Market Capitalization Requirement”). In December 2023 we submitted a compliance plan describing our strategy to return to compliance with the Market Capitalization Requirement. In response to our submission, NYSE has informed us that they are monitoring our liquidity condition and other factors specifically with respect to the RP Note, and will require a January 2024 update on that matter before rendering a decision as to the sufficiency of our compliance plan. We intend to regain compliance with the Market Capitalization Requirement but cannot be sure that such compliance will be achieved.

On October 17, 2023, we were notified by NYSE that we were no longer in compliance with certain corporate governance requirements related to the composition of our board of directors and audit committee. In connection with our issuance of the RP Note, four of our outside directors tendered their resignations from our board of directors and, to the extent applicable, all committees thereof. Following those resignations, our board of directors was composed of four directors, three of which were non-independent, and we no longer satisfied the board majority independence requirements under Section 303A.01 of the Manual or the audit committee composition requirements under Section 303A.07(a) of the Manual (together, the “Board/Committee Requirements”). Although as of the date of this Annual Report on Form 10-K we have not regained compliance, we intend to regain compliance with the Board/Committee Requirements but cannot be sure that such compliance will be achieved.

If we fail to satisfy the continued listing requirements of the NYSE, such as the corporate governance requirements (including the Board/Committee Requirements), the round lot holders requirement, the Market Capitalization Requirement, or the Minimum Share Price Requirement, the NYSE may suspend from trading or delist our securities. Such suspension or delisting would likely have a negative effect on the price of our securities and would impair the ability of investors to sell or purchase securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with the NYSE’s or another exchange’s listing requirements. Additionally, if our securities become delisted from the NYSE (or another national securities exchange) for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities would likely be more limited than if they were quoted or listed on the NYSE or another national securities exchange. Investors may be unable to sell securities or do so when desired. Further, if our Ordinary Shares and Public Warrants are delisted from the NYSE and not relisted on an appropriately recognized stock exchange in the U.S. or Canada, such securities would likely come within the charge to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the securities acquired) and become ineligible for continued deposit and holding within the facilities of DTC.

Our lack of an independent audit committee at this time may hinder our board of directors’ effectiveness in monitoring the Company’s compliance with its disclosure and accounting obligations.

Currently, our audit committee is composed of one independent director, which is insufficient for purposes of Section 303A.07(a) of the Manual, which requires an audit committee of at least three independent directors. A fully compliant audit committee generally plays a crucial role in a company’s corporate governance process, including assessing processes relating to risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. While we intend to add independent and financially literate members to our audit committee, we have had difficulty attracting members with the requisite qualifications and financial literacy. If we are unable to attract and retain sufficiently qualified independent directors for our audit committee, the management of our business, including the oversight of our financial reporting and controls, could be compromised and we would fail to meet NYSE requirements, which could lead to our delisting from the NYSE.

Restrictions under the RP Note regarding our board of directors and our current lack of a majority independent board of directors may be deemed to adversely affect the governance of the Company, as well as the rights of other shareholders.

The RP Note requires, among other things, that MariaDB’s board of directors be set at four members, two of whom are to be selected by RP Ventures, none of whom is required to be independent for NYSE-compliance purposes. Currently, only one of our four directors is independent, which is insufficient for purposes of Section 303A.01 of the Manual. One of our non-independent directors is our chief executive officer, Paul O’Brien, and our two other non-independent directors, Michael Fanfant and Yakov Zubarev, were appointed pursuant to the RP Note and are affiliated with our current senior lender, RP Ventures, and certain shareholders. Mr. Fanfant is a shareholder of Runa Capital II (GP), the general partner of Runa Capital Fund II, L.P., and Runa Capital Opportunity I (GP), the general partner of Runa Capital Opportunity Fund I, L.P. and the managing shareholder of Runa Ventures I Limited, which collectively beneficially own approximately 8% of our outstanding Ordinary Shares. Mr. Fanfant has also served as sole member and manager of RP Ventures, the lender under the RP Note, since June 9, 2023. Mr. Zubarev is the brother of Ilya Zubarev, who is a shareholder in Runa Capital II (GP) and Runa Capital Opportunity I (GP), and one of four members of the investment committee of each of these entities that makes all investment and voting decisions relating to our Ordinary Shares held by Runa Capital Fund II, L.P., Runa Capital Opportunity Fund I, L.P. and Runa Ventures I Limited.

In addition, the RP Note imposes significant operational, cash management, and capital raising restrictive covenants on the Company and our business. As a result, Messrs. Fanfant and Zubarev are in a position to influence or control to some degree the outcome of significant operational and strategic matters requiring lender approval, including regarding, among other things, adoption of amendments to our articles of association, changes in board size and composition, cash management and disposition, investments, capital raising, and the approval of mergers and other significant corporate transactions. For example, the RP Note requires the Board to be set at four directors. This influence and control may have, among other things, the effect of delaying or promoting a change of control and may adversely affect the voting and other rights of other shareholders, as well as our day-to-day governance.

It is further possible that the interests of our non-independent directors, particularly considering the Company’s non-independent majority, may in some circumstances potentially conflict with MariaDB’s interests and the interests of our other shareholders. For example, the RP Note contains exclusivity provisions that restrict our ability to seek additional financing from third parties without lender approval. In addition, Runa Capital funds are broadly in the business of making investments in technological companies and may hold and may, from time to time, in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with us. If we are unable to attract and retain a majority of qualified independent directors, the management and operations of our business could be compromised.

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

The Ordinary Shares and Public Warrants are eligible for deposit and clearing within the DTC system. Even though DTC has accepted the Ordinary Shares and Public Warrants for deposit and clearing within the DTC system, it generally has discretion to cease to act as a depository and clearing agency for the Ordinary Shares and Public Warrants. If DTC determined at any time that the Ordinary Shares or Public Warrants were not eligible for continued deposit and clearance within its facilities, then the Ordinary Shares or Public Warrants would not be eligible for continued listing on a U.S. securities exchange and trading in the Ordinary Shares or Public Warrants would be disrupted. Any such disruption could have a material adverse effect on the trading price of the Ordinary Shares and Public Warrants.

If our Ordinary Shares or Public Warrants are delisted from the NYSE and are not relisted on an appropriately recognized stock exchange in the U.S. or Canada, such securities would likely come within the charge to Irish stamp duty and become ineligible for continued deposit and clearance within the facilities of DTC.

We do not intend to pay dividends for the foreseeable future.

Legacy MariaDB never declared or paid any cash dividends on its capital stock and we do not intend to pay any cash dividends in the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our capital stock will be at the discretion of our board of directors and pursuant to any relevant contractual limitations (including currently under the RP Note).

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

The average trading market for our securities quoted on the NYSE since the completion of the Business Combination has been lower than many other companies on the NYSE and such trading volume may adversely affect the price of our Ordinary Shares and Public Warrants.

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

In the future, we expect to obtain financing or to further increase our capital resources or undertake other transactions (including acquisitions) by issuing additional Ordinary Shares or preferred shares, debt or other equity securities, including senior or subordinated notes, debt or equity securities convertible or exercisable into Ordinary Shares or other equity securities. Issuing additional Ordinary Shares, other equity securities or securities convertible or exercisable into equity may dilute the economic and voting rights of our existing shareholders, reduce the market price of our securities, or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could, for example, have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Ordinary Shares. Our decision to issue securities in any future offering or other transaction will depend on, among other things, market conditions and other factors beyond our control (including generally lender approval under the RP Note), which may adversely affect the amount, timing or nature of our future offerings or other transactions. As a result, holders of our securities bear the risk that our future offerings and other transactions may reduce the market price of our securities and dilute our securities holders’ percentage ownership.

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

The stock markets, including the NYSE on which we have listed our Ordinary Shares and Public Warrants under the symbol “MRDB” and “MRDBW”, respectively, have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market is sustained for our Ordinary Shares and Public Warrants, the market price of our Ordinary Shares and Public Warrants has and may continue to be volatile and has declined and could continue to decline significantly. In addition, the trading volume in our Ordinary Shares and Public Warrants may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our Ordinary Shares and Public Warrants will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
•the realization of any of the risk factors presented herein, including our going concern status;
•failure to comply with the requirements of the NYSE, including the Minimum Share Price Requirement, the Market Capitalization Requirement and the Board/Committee Requirement, and potential NYSE delisting, and failure to trade on another national stock exchange;
•actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;
•additions and departures of key personnel; actions taken or not taken by our board of directors, including members selected by RP Ventures, or separately by our shareholder or debt holders;
•failure to comply with the Sarbanes-Oxley Act or other laws or regulations;
•future registrations, issuances, sales, resales or repurchases or anticipated registrations, issuances, sales, resales or repurchases, of our equity or securities, or other significant transactions;
•publication of research reports about us;
•the performance and market valuations of other similar companies;
•commencement of, or involvement in, litigation involving us, including those described in this report;
•broad disruptions in the financial markets, including sudden disruptions in the credit markets;
•speculation in the press or investment community;
•actual, potential or perceived control, accounting or reporting problems;
•changes in accounting principles, policies and guidelines; and
•other events or factors, including those resulting from infectious diseases, health epidemics and pandemics (including the ongoing COVID-19 pandemic), natural disasters, war, acts of terrorism or responses to these events.
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

Provisions in our Memorandum and Articles of Association may have the effect of delaying or preventing a change of control or changes in our management. The Memorandum and Articles of Association include provisions that:

•require that our board of directors be classified into three classes of directors with staggered three-year terms;
•permit our board of directors to establish the number of directors and fill any vacancies and newly created directorships; and
•prohibit shareholder action by written consent without unanimous approval of all holders of the Ordinary Shares.

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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Not applicable.
Item 2. Properties

Our current principal executive office is located in Redwood City, California and, as of September 30 2023, consists of approximately 6,849 square feet of space under a lease that expires in July 2024. We lease offices around the world for our employees, including in locations throughout the U.S. and in various places outside the U.S.

We lease all of our facilities and do not own any real property. We believe our facilities are adequate and suitable for our current needs.
Item 3. Legal Proceedings
Refer to Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings and other similar matters in which we may be involved from time to time, which applicable information is incorporated herein.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Ordinary Shares
Our Ordinary Shares and public warrants to purchase Ordinary Shares are currently listed on NYSE under the symbols “MRDB” and “MRDB.WS,” respectively.
Holders of Record
As of December 27, 2023, there were 79 shareholders of record of our Ordinary Shares and the closing price of our Ordinary Shares was $0.3405 per share as reported on the NYSE. Because many of our shares of Ordinary Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy
We have never declared or paid any dividends on our Ordinary Shares. We currently intend to retain all available funds and any future earnings for the operation and expansion of our business. Accordingly, we do not anticipate declaring or paying dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in any debt agreements and other factors that our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities
None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of our Ordinary Shares during the three months ended September 30, 2023.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this section to “MariaDB”, the “Company”, “we”, “us” or “our” refer to MariaDB Corporation Ab and its consolidated subsidiaries prior to the closing of the Business Combination, and to MariaDB plc and its consolidated subsidiaries following the closing of the Business Combination.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, payment of our debt, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained elsewhere in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual financial results and condition to differ materially from the results and condition described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, our historical results and condition are not necessarily indicative of the financial results or condition that may be expected as of any other date or for any period in the future.
Business Combination
On December 16, 2022, in connection with the Business Combination, certain transactions contemplated by the Merger Agreement were consummated, including the Irish Domestication Merger, the Merger, and the PIPE Investment. The Irish Domestication Merger, the Merger, the PIPE Investment, and the other transactions contemplated by the Merger Agreement are collectively considered the “Business Combination”. In connection with the Business Combination, Legacy MariaDB changed its name to “MariaDB plc” and listed on the New York Stock Exchange under the trade symbol “MRDB”. Upon the consummation of the Business Combination, MariaDB received approximately $10.5 million, net of fees and expenses. See Note 1 and Note 8 in the accompanying Consolidated Financial Statements for additional details regarding this transaction. For financial reporting purposes, Legacy MariaDB is treated as the accounting acquirer.
Overview
MariaDB is a database company whose products are used by companies big and small, reaching over a billion users through Linux distributions, downloaded over a billion times, and used across all types of use cases and industries. Built for all clouds (public, private and hybrid), our open source relational database delivers the flexibility and elasticity businesses need in today’s world with the reliability and dependability necessary to power the most mission critical applications. Rooted in open source, MariaDB is open and transparent, working hand-in-hand with customers to solve their data storage and access challenges at a fraction of the cost of legacy databases.
We generate revenue primarily from two sources:
•Subscriptions: subscriptions to MariaDB Enterprise solutions are sold in conjunction with post-contract support, or PCS. Our subscription agreements for Maria DB Enterprise solutions typically have terms of one to three years. Our subscription agreements generally provide for future updates, upgrades, enhancements, and technical product support.
•Services: professional services consisting primarily of consulting, training, remote database administration, and enterprise architect services.
MariaDB database solutions are capable of supporting an organization’s growth, scaling to millions of users and millions of transactions per second with ease. The commercial components of our enterprise database solutions are the MariaDB Enterprise Server, MariaDB MaxScale, and MariaDB Enterprise ColumnStore. These components, which can be installed by the customer on their specific hardware in a private data center or in a public cloud, are provided under a licensing framework that aims to protect our intellectual property and drive our software subscription model while still allowing for contributions to MariaDB open source code, which fosters a healthy, growing MariaDB ecosystem.
To support our database solutions and increase customer satisfaction and retention, we provide professional services to aid our customers in making their applications on the MariaDB platform successful. Our services revenue accounted for 11.2% and 12.0%, respectively, of our total revenue during the fiscal years ended September 30, 2023 and 2022. We continue to invest in our professional service offerings as part of our customer retention and expansion strategy.
Our database solutions are used globally by organizations of all sizes across a broad range of industries. We currently offer our products in the (1) Americas, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) Asia-Pacific (“APAC”). Our revenue from those regions constituted 46%, 36%, and 18%, respectively, of our revenue for the fiscal year ended September 30, 2023, and 48%, 37%, and 15%, respectively, of our revenue for the year ended September 30, 2022. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international markets. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
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

On October 10, 2023, we entered into a senior secured debt financing transaction with RP Ventures LLC (“RP Ventures”) pursuant to which we raised gross proceeds of $26.5 million. RP Ventures is also designated as the initial agent under the RP Note. Part of the net proceeds from the financing were used to repay our outstanding term loan from European Investment Bank (“EIB”), RP Ventures’ nonrefundable funding fee and out-of-pocket expenses incurred by RP Ventures and Runa Capital Fund II, L.P. incurred in connection with the transaction. Remaining net proceeds are being used to fund our working capital requirements. Amounts outstanding under the RP Note bear interest at 10% per annum, payable quarterly. The note matures on January 10, 2024. The RP Note includes customary representations and warranties and covenants, as well as restrictions on our ability to incur additional indebtedness or enter into other financing or similar transactions, enter into a merger or similar transaction, transfer assets and take other specified actions without the consent of RP Ventures. For more information on this transaction, see “- Liquidity and Capital Resources – Debt – Loan facility agreement with RP Ventures LLC”.

On October 12, 2023, we began implementing a board-approved restructuring plan to better align our workforce with the needs of our business and to reduce our operating costs. The restructuring plan included a reduction of the Company’s workforce by 84 people, or approximately 28%. We expect the restructuring will result in (i) restructuring charges consisting of approximately $3.1 million in employee severance and notice period payments, benefits, and related costs and $0.1 million in non-cash stock-based compensation expense related to vesting of share-based awards, and (ii) cash expenditures of approximately $0.8 million to satisfy amounts owed due to earned vacation time, with the majority of the costs related to the restricting plan expected to be incurred in the first half of the fiscal year ending September 30, 2024. As part of the restructuring plan, the Company will focus its attention on its core MariaDB Enterprise Server database product. Products not related to the core MariaDB Enterprise Server business, including SkySQL and Xpand, will no longer be sold and the Company has implemented a plan to help existing customers migrate off these products. In the near term, we will continue to generate revenue from SkySQL and Xpand until our migration plan is complete.
On November 17, 2023, the Company entered into an Asset Purchase Agreement (“APA”) by and among MariaDB plc, MariaDB USA, Inc. and SkyDB, Inc. (“Sky”), completing the divestiture of the SkySQL business. Under the terms of the APA, Sky purchased all of the intellectual property, technology, operational contracts and other assets related to the SkySQL business in exchange for: (a) a to-be issued minority equity interest of ten (10%) percent of the common equity of Sky upon a third-party financing of Sky; and (b) the release and extinguishment of severance obligations for certain former Company employees who chose to become employees of Sky. All parties to the APA are subject to non-competition and non-solicitation covenants for twelve months following the effective date of the APA. Under the revenue sharing and customer transition provisions of the APA, the Company is entitled to 30% of the net revenues of any assigned customer agreement.

Acquisitions
On August 2, 2022, MariaDB entered into a stock purchase agreement and completed the acquisition of 100% of the outstanding equity of Sector 42 Technologies, Inc. (“Sector 42”) a corporation registered under the laws of the Province of Ontario, and CubeWerx Inc. (“CubeWerx”), a corporation registered under the laws of the Province of Ontario, for a total purchase price of $3.9 million, consisting of cash consideration, deferred cash consideration, and equity consideration of $2.0 million in the form of 539,233 common shares of MariaDB as adjusted for the Exchange Ratio, as discussed in the Notes to our Consolidated Financial Statements. The purchase price was subject to certain customary adjustments (including closing date indebtedness and net working capital adjustments). With this acquisition, MariaDB acquired technology for managing and publishing geospatial data via open web services. Due to the approval and implementation of the restructuring plan (discussed above) and the deterioration of the price of the Company’s Ordinary Shares and the resulting reduced market capitalization of the Company, the Company determined that for the fiscal year ended September 30, 2023, it would incur an impairment charge representing the full carrying amounts of the Company’s goodwill and intangible assets associated with its acquisition of CubeWerx. This determination was reached based on the results of an updated financial plan for the Company’s business and economic outlook, which the Company conducts as part of its annual strategic planning cycle.
Key Factors Affecting Our Performance
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

In the fourth quarter of fiscal year 2023, management re-evaluated its key business metrics, including the Company’s definition of Annual Recurring Revenue (“ARR”), and as a result changed how we defined ARR. We believe the change will result in key business metrics that are more meaningful to investors by aligning more closely with how management views growth in the business and evaluates financial performance.

Key changes to the Company’s definition of ARR and the impact to our ARR are as follows:

•Revenue from one-year and multi-year contracts related to SkySQL and Xpand products has been removed from ARR, as these products are no longer supported by the Company and its core operations as a result of the restructuring plan described above. The impact of this change is to reduce reported ARR by $4.8 million and $4.1 million, respectively, as of September 30, 2023 and 2022.
•Revenue related to SkySQL pay-as-you-go customers has been removed from ARR due to the decision we made in connection with the restructuring plan to no longer offer this product. Previously, the monthly billings for these customers would be annualized and included in the ARR figure. The impact of this change is to reduce reported ARR by $0.1 million and $0.3 million, respectively, as of September 30, 2023 and 2022.
•We have changed the way ARR is measured to only include revenue from contracts which have a contract start date on or before the ARR measurement date. Previously the calculation would include in ARR revenue from any contracts which had been signed but for which the service period had not commenced. As of September 30, 2023 and 2022, the impact of this change is to reduce reported ARR by $0.2 million for both years.
•We have changed the way ARR is measured for open renewal contracts. For customers with whom we are actively negotiating a renewal following the expiration of their subscription, we will continue to include the associated revenue in ARR for up to 30 days after the subscription end date. Previously such revenue was included in ARR indefinitely until we were notified that the customer would not be renewing their subscription, or until the customer signed a renewal agreement. The impact of this change is to reduce reported ARR by $0.7 million and $0.1 million, respectively, as of September 30, 2023 and 2022.

As a result of the change in the Company's definition of ARR, the net revenue retention rate as of September 30, 2022 presented below has been recalculated using ARR under the Company's revised methodology. Further, customers of our SkySQL and Xpand subscription products, which will no longer be sold as part of the restructuring plan discussed above, have been removed from our number of customers. The Company has updated all periods presented below to reflect this change in presentation. The change to our key business metrics had no impact to the Company’s Consolidated Financial Statements.

As of the fiscal years ended September 30, 2023 and 2022, our key business metrics were as follows:

	As of September 30,
($ in thousands)	2023	2022
Total Annual Recurring Revenue	$50,328	$45,487
Total Net Revenue Retention Rate	105%	108%
Customers	665	657

Under the prior ARR methodology and including customers of our SkySQL and Xpand subscription products in our customer count, our key business metrics for the fiscal years ended September 30, 2023 and 2022 were as follows:

	As of September 30,
($ in thousands)	2023	2022
Total Annual Recurring Revenue	$56,633	$50,223
Total Net Revenue Retention Rate	106%	107%
Customers	719	697

Annual Recurring Revenue

We view ARR as an important indicator of our financial performance and operating results given the renewable nature of our business. ARR does not have a standardized meaning and is therefore unlikely to be comparable to similarly titled metrics presented by other companies. We define ARR as the annualized revenue for our subscription customers, excluding revenue from nonrecurring contract services (e.g., time and material consulting services). For our annual subscription customers, we calculate ARR as the annualized value of their subscription contracts as of the measurement date, assuming any contract that expires during the next 12 months is renewed on its existing terms (including contracts for which we are negotiating a renewal). In the event that we are still negotiating a renewal with a customer after the expiration of their subscription, we continue to include that revenue in ARR for a maximum period of 30 days after the subscription end date. Our calculation of ARR is not adjusted for the impact of any known or projected events that may cause any such contract not to be renewed on its existing terms. Consequently, our ARR may fluctuate within each quarter and from quarter to quarter. This metric should be viewed independently of U.S. GAAP revenue and does not represent U.S. GAAP revenue on an annualized basis, as it is an operating metric that can be impacted by contract start and end dates and renewal rates. ARR is not intended to be a replacement for or forecast of revenue.

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

Subscription revenue. Our subscription revenue is primarily derived from licensing our MariaDB Enterprise Server and our other enterprise solutions integrated with post-contract support, or PCS, as well as DBaaS-based revenue from our SkySQL cloud offering. PCS includes technical support and maintenance and the right to receive unspecified (when-and-if-available) updates, upgrades and enhancements during the subscription term. Because subscription contracts are generally structured with a one-year and/or multi-year commitments, we record a large portion of that revenue on our balance sheets as deferred revenue, which is then recognized ratably on our consolidated statements of operations and comprehensive loss over the term of the subscription. The non-cancelable term of our subscription arrangements typically ranges from one to three years (with the exception of some SkySQL customers who have month-to-month, or “pay-as-you-go,” arrangements).

Revenue from SkySQL, our cloud-oriented offering, is based on usage-based minimum commitments and is recognized on a usage basis, as usage represents a direct measurement of the value to the customer of the subscription transferred as of a particular date relative to the total value to be delivered over the term of the contract. Pricing is based on the consumption of computational resources, network resources and storage resources. Customers have the option to pay monthly or annually based upon negotiated payment terms. As previously noted, as part of our restructuring plan announced in October 2023, we will no longer be offering the SkySQL product. In the near term, we will continue to generate revenue from SkySQL until we achieve our plan to help existing customers migrate off SkySQL.
Services revenue. Services revenue consists of revenue from professional services, including remote database administration, enterprise architect services, software installation, monitoring, maintenance, and reporting, as well as other services including consulting and training.

We expect our total revenue may vary from period to period based on, among other things, the timing and size of new subscriptions, the rate of customer renewals and expansions, delivery of professional services, ramp time and productivity of our sales force, the impact of significant transactions, and seasonality. Further, we anticipate the growth of revenue related to our core MariaDB Enterprise Server database product and services to offset the transitory decline in revenue due to the termination of SkySQL and Xpand product lines, which amounted to $4.2 million for the fiscal year ended September 30, 2023.
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

As a result of our restructuring plan announced in October 2023, we expect our cost of subscription and services revenue to decrease in absolute dollars.
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
Research and development. Research and development expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation, as well as contractor and professional services fees, software and subscription services dedicated for use by our research and development organization, and allocated overhead. As a result of our restructuring plan announced in October 2023, we expect our research and development expenses to decrease in absolute dollars.
Sales and marketing. Sales and marketing expenses consist primarily of personnel-related costs, including salaries, sales commissions, bonuses, benefits, stock-based compensation, third-party costs related to marketing programs, and travel-related costs, as well as allocated overhead. Sales commissions are generally paid upfront on sales bookings; however, the timing of payment is based on sales incentive plans and customer contractual terms related to the underlying customer contract. The deferred commission amounts are recoverable through the future revenue streams from specifically anticipated renewal contracts. Commissions earned on the initial contracts and renewal contracts with a contract term greater than a year are deferred, recorded on the balance sheet and amortized over the useful life. Amortization of deferred commissions is included in sales and marketing expense in the consolidated statements of operations and comprehensive loss. Marketing programs consist of advertising, events, corporate communications, and brand-building and developer-community activities. As a result of our restructuring plan announced in October 2023, we expect our sales and marketing expenses to decrease in absolute dollars.
General and administrative. General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits, and stock-based compensation associated with our finance, legal, human resources, and other administrative personnel. In addition, general and administrative expenses include non-personnel related costs, such as fees for professional services, and expenses associated with software and subscription services dedicated for use by our general and administrative functions. We expect general and administrative expense to fluctuate from period to period based on, among other things, the resources required to operate as a public company, including costs related to compliance with the rules and regulations of the SEC, NYSE, legal, audit, additional insurance, investor relations activities, and other administrative and professional services. Further, we expect our general and administrative expense to vary from period to period based on the size, complexity and type of equity or debt financing and/or merger and acquisition transactions that the Company may enter into.
Other (expense) income
Interest expense. Interest expense consists primarily of interest on short and long-term debt.
Change in fair value of warrant liabilities. Change in fair value of warrant liabilities includes remeasurement to fair value each reporting period of our warrant liabilities. We will continue to record adjustments to the fair value of the warrants until they are exercised, expire or at such time as the warrants qualify for equity accounting treatment. See “Critical Accounting Policies and Estimates—Warrant Liabilities” for further discussion.
Other income (expense), net. Other income (expense), net, consists primarily of foreign exchange gains and losses resulting from fluctuations in foreign exchange rates.
Income tax expense. Income tax expense consists primarily of federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We assess the need for a valuation allowance against our deferred income tax assets. In assessing the ability to realize the deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. We believe it is more likely than not that the deferred tax asset will not be realized, and we have accordingly recorded a full valuation allowance as of September 30, 2023 and 2022.

Results of Operations
The following table sets forth our consolidated statements of operations for the periods indicated (amounts stated in thousands):
Overview for the Fiscal Years Ended September 30, 2023 and 2022

	Fiscal Year Ended September 30,
	2023	2022
Revenue:
Subscription	$47,154	$38,451
Services	5,959	5,234
Total revenue	53,113	43,685
Cost of revenue:
Subscription	6,610	6,595
Services	6,796	6,966
Total cost of revenue	13,406	13,561
Gross profit	39,707	30,124
Operating expenses:
Research and development	35,350	35,416
Sales and marketing	26,868	26,790
General and administrative	25,256	15,161
Impairment charges related to goodwill and intangible assets	8,853	—
Total operating expenses	96,327	77,367
Loss from operations	(56,620)	(47,243)
Other (expense) income:
Interest expense	(1,075)	(1,608)
Change in fair value of warrant liabilities	6,670	(5,712)
Other income (expense), net	(801)	7,141
Loss before income tax expense	(51,826)	(47,422)
Income tax expense	(31)	(81)
Net loss	$(51,857)	$(47,503)
Comparison of the Fiscal Years Ended September 30, 2023 and 2022
Revenue

	Fiscal Year Ended September 30,		Change
	2023	2022	$	%

	( in thousands)
Revenue
Subscription	$47,154	$38,451	$8,703	22.6%
Services	5,959	5,234	725	13.9%
Total revenue	$53,113	$43,685	$9,428	21.6%
Subscription revenue
Subscription revenue increased by $8.7 million, or 22.6%, from $38.5 million for the fiscal year ended September 30, 2022 to $47.2 million for the fiscal year ended September 30, 2023. Approximately 22.1% of the year-over-year increase in revenue was attributable to new customers with the remaining increase attributable to existing customers. Our customer base grew from 657 customers as of September 30, 2022 to 665 customers as of September 30, 2023.
Services revenue
Services revenue increased by $0.7 million, or 13.9%, from $5.2 million for the fiscal year ended September 30, 2022 to $6.0 million for the fiscal year ended September 30, 2023, primarily due to growth in delivery of consulting and remote database administration services.
Cost of revenue, Gross profit and Gross margin

	Fiscal Year Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$6,610	$6,595	$15	0.2%
Services	6,796	6,966	(170)	(2.4)%
Total cost of revenue	$13,406	$13,561	$(155)	(1.1)%

Gross profit	$39,707	$30,124	$9,583	31.8%
Gross margin	74.8%	69.0%	NA	NA
Cost of subscription revenue
Cost of subscription revenue increased nominally in the fiscal year ended September 30, 2023, compared to the fiscal year ended September 30, 2022. The increase in cost of subscription revenue was primarily due to an increase in personnel-related costs associated with increased headcount and an increase in costs related to third-party tools, partially offset by a decrease in third-party hosting infrastructure costs.
Cost of services revenue
Cost of services revenue decreased by $0.2 million, or 2.4%, from $7.0 million for the fiscal year ended September 30, 2022 to $6.8 million for the fiscal year ended September 30, 2023. The decrease in cost of services revenue was primarily due to lower recruiting costs.
Gross margin
Our overall gross margin increased from 69.0% in the fiscal year ended September 30, 2022 to 74.8% for the fiscal year ended September 30, 2023, primarily due to strong growth in subscription revenue and efficiencies realized in managing our third-party hosting infrastructure costs.

Operating expenses

	Fiscal Year Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Operating expenses
Research and development	$35,350	$35,416	$(66)	(0.2)%
Sales and marketing	26,868	26,790	78	0.3%
General and administrative	25,256	15,161	10,095	66.6%
Impairment charges related to goodwill and intangible assets	8,853	—	8,853	NM
Total operating expenses	$96,327	$77,367	$18,960	24.5%
Research and development
Research and development expense decreased nominally in the fiscal year ended September 30, 2023, compared to the fiscal year ended September 30, 2022. The decrease was primarily attributable to a $2.8 million decrease in third-party hosting infrastructure costs. The lower costs were partially offset by a $1.7 million increase in personnel-related expenses associated with the growth in headcount, a $0.4 million increase in professional service fees, a $0.3 million increase in software costs, and a $0.3 million increase in other operating expenses, such as amortization of acquired intangible assets.
Sales and marketing
Sales and marketing expense increased by $0.1 million, or 0.3%, from $26.8 million for the fiscal year ended September 30, 2022 to $26.9 million for the fiscal year ended September 30, 2023. The increase was primarily attributable to a $1.2 million increase in commissions expense related to increased sales, a $1.0 million increase in personnel-related expenses associated with the growth in headcount, and a $0.2 million increase in professional service fees. The higher costs were partially offset by a $1.4 million decrease in marketing and other expenses and a $0.9 million decrease in events and travel-related expenses.
General and administrative
General and administrative expense increased by $10.1 million, or 66.6%, from $15.2 million for the fiscal year ended September 30, 2022 to $25.3 million for the fiscal year ended September 30, 2023. The increase was primarily attributable to a $3.3 million increase in legal expense, a $3.1 million increase in personnel-related expenses, which includes headcount growth in all administrative areas to support growth in business activities, a $1.9 million increase in insurance expense due to the Company's new directors and officers insurance policies, a $1.4 million increase in professional service fees due to our increased public-company compliance requirements, a $0.6 million increase in bad debt expense, and a $0.5 million increase in severance costs. Further, there were additional expenses of $0.7 million attributable to other operating expenses reflecting higher technology-related costs to support the business. The higher costs were partially offset by a $1.4 million decrease in third-party recruiting fees, non-recurring cancellation fees, and other operating expenses.

Impairment charges

Impairment charges for the fiscal year ended September 30, 2023 were $8.9 million. Due to the approval and implementation of the restructuring plan (discussed above) and the deterioration of the price of the Company’s Ordinary Shares and the resulting reduced market capitalization of the Company, the Company determined that for the fiscal year ended September 30, 2023, it would record a goodwill impairment charge of $7.8 million and an intangible asset impairment charge of $0.9 million, which represented the net carrying amounts of the Company's goodwill and intangible assets associated with its acquisitions of Clustrix/Xpand in September 2018 and CubeWerx Inc. in August 2022. This determination was reached based on the results of an updated financial plan for the Company’s business and economic outlook, which the Company conducts as part of its annual strategic planning cycle. In addition, the Company recorded $0.2 million of property and equipment impairment charges mainly associated with products that were discontinued.
Interest expense

	Fiscal Year Ended September 30,		Change
	2023	2022	$	%

	( in thousands)
Interest expense	$(1,075)	$(1,608)	$533	(33.1)%

Interest expense decreased by $0.5 million, or 33.1%, from $1.6 million for the fiscal year ended September 30, 2022 to $1.1 million for the fiscal year ended September 30, 2023 due to repayment in early 2022 of the Capital Loan with the European Investment Bank (“EIB”) described below in “Liquidity and Capital Resources – Debt – Loan facility agreement with European Investment Bank”, thereby resulting in less interest.
Change in fair value of warrant liabilities

	Fiscal Year Ended September 30,		Change
	2023	2022	$	%

	(in thousands)
Change in fair value of warrant liabilities	$6,670	$(5,712)	$12,382	NM
Our warrant liabilities are remeasured at the end of each quarter to reflect changes in the fair value of warrant liabilities.

The change in fair value of warrant liabilities reflected $6.7 million of income for the fiscal year ended September 30, 2023, compared to $5.7 million of expense for the fiscal year ended September 30, 2022. The Company recorded a loss of $5.7 million on the change in fair value of the Kreos Rollover Warrants, 2017 Series C Warrants, and the 2020 Series C Warrants in the prior-year period. During the fiscal year ended September 30, 2023, the Company recorded a $6.4 million gain related to the decrease in fair value associated with the Public and Private Warrants and Kreos Rollover Warrants as a result of the decrease in the Company's stock price from the closing date of the Business Combination to September 30, 2023. In addition, the increase to change in fair value of warrant liabilities was due in part to the gain of $0.2 million on the revaluation of the 2020 Series C Warrants as of the closing date of the Business Combination. The Company also recorded a gain of $0.1 million on the termination of unexercised 2020 Series C Warrants during the fiscal year ended September 30, 2023. For additional information, see Note 7 to our Consolidated Financial Statements.

Other income (expense), net

	Fiscal Year Ended September 30,		Change
	2023	2022	$	%

	( in thousands)
Other income (expense), net	$(801)	$7,141	$(7,942)	NM
Other income (expense), net increased by $(7.9) million from the fiscal year ended September 30, 2022 to the fiscal year ended September 30, 2023 primarily due to currency exchange losses related to transactions denominated in a foreign currency.
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

	Fiscal Year Ended September 30,
($ in thousands)	2023	2022
Net Loss	$(51,857)	$(47,503)
Adjustments:
Interest expense	1,075	1,608
Income tax expense	31	81
Depreciation and amortization	520	584
Stock-based compensation	2,597	1,870
Change in fair value of warrant liabilities	(6,670)	5,712
Other income (expense), net	801	(7,141)
Impairment charges related to goodwill and intangible assets	8,853	—
Adjusted EBITDA	$(44,650)	$(44,789)

Net Loss Margin	(97.6)%	(108.7)%
Adjusted EBITDA Margin	(84.1)%	(102.5)%
Liquidity and Capital Resources
We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations, and other commitments, with cash flows from operations and other sources of funding. Our primary short-term requirements for liquidity and capital relate mainly to employee compensation and benefits, funds for general working capital, and the repayment of the $26.5 million principal of the RP Note, together with accrued interest, due in January 2024. (Part of the net proceeds from the financing were used to repay our outstanding Term Loan from EIB. See discussion below under the heading “– Debt – Loan facility agreement with European Investment Bank”.) Our primary long-term liquidity needs are related to potential acquisitions, working capital needs and the evolution of our operating cash flows.
As of September 30, 2023, our primary sources of liquidity are from the collection of proceeds from the subscriptions of customers and cash generated from financing activities. For fiscal year 2023, cash generated from financing activities through September 30, 2023 primarily includes $10.5 million in net proceeds from the PIPE Investment described in Note 8 to our Consolidated Financial Statements and issuance of Ordinary Shares upon the consummation of the Business Combination in December 2022, net of fees and expenses paid at closing. Further, on October 10, 2023, we entered into a senior secured debt financing transaction with RP Ventures pursuant to which we raised gross proceeds of $26.5 million. Net proceeds were $7.7 million after repayment of the Term Loan and payment of the debt issuance costs.
We have incurred losses and generated negative cash flow from operations during the fiscal year ended September 30, 2023, as well as during the year ended September 30, 2022. As of September 30, 2023, we had an accumulated deficit of $249.4 million.
As of September 30, 2023, we had $4.5 million in cash and cash equivalents. We are currently seeking financing, as we do not believe our existing cash and cash equivalents, cash provided by sales of database subscriptions, and sales of our services will be sufficient to meet our projected operating requirements (including capital expenditures and the repayment of the $26.5 million and related interest of the RP Note due in January 2024) over the next 12 months following the date on which the Consolidated Financial Statements were issued (December 29, 2023), and may potentially not meet our short-term and long-term working capital needs. Our future capital requirements may depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development, expansion of sales and marketing activities, increased costs associated with being a public company, the need for necessary technology investment, the operating and controls infrastructure to support our business and compliance, the introduction of new and enhanced database features and functionality, and the continued market adoption of our database solutions. We may in the future pursue acquisitions of businesses, technologies, assets and talent, which may also require additional capital.

We have not been and are not currently profitable and cannot provide assurance that we will ever be profitable. As described in the Section “Risk Factors – Our failure to meet the continued listing requirements of the NYSE (or another national securities exchange) could limit the value of our securities and liquidity”), NYSE is currently monitoring our liquidity condition. If we ultimately fail to satisfy the continued listing requirements of NYSE, the ability of current or future investors to purchase our securities in a capital raising transaction may be impaired, or the pricing and demand for a capital raising transaction may be impaired by limited liquidity for our Ordinary Shares if they are not trading on a national securities exchange.

If we are unable to raise additional capital or generate cash flows necessary to repay the RP Note or expand our operations and invest in new technologies or businesses, our business, competitive position, growth prospects, financial condition, and results of operations could be materially adversely affected. See Note 1 to our Consolidated Financial Statements for additional information on this assessment.
Deferred Revenue
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. The deferred revenue and deferred revenue, net of current in the accompanying consolidated balance sheets include contract liabilities and refund liabilities. Contract liabilities are recognized if payments are received from a customer before the Company transfers control of the related goods or services. Refund liabilities consist of refundable customer deposits. Revenue is recognized when the transfer of control to customers has occurred. As of September 30, 2023, we had total deferred revenue of $46.6 million, of which $12.4 million was related to refundable customer deposits. As of September 30, 2023, the remaining performance obligations were $56.5 million, and we expect to recognize revenue on approximately 52.7% of these remaining performance obligations over the next 12 months. Our subscription contracts are recognized ratably over the contract terms; accordingly, the majority of our noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months, with the remainder recognized thereafter.
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Leases
We have non-cancelable operating lease contracts primarily for facilities for office use expiring from February 2024 to July 2024, some of which include options to extend the lease. Leases of facilities generally have lease terms between 1 and 5 years. For the fiscal year ended September 30, 2023, there were no significant changes to our estimates of future payments under our fixed contractual obligations and commitments.
Debt
Loan facility agreement with European Investment Bank
On April 7, 2017, we entered into a loan facility agreement (the “Facility”) with EIB in the aggregate principal amount not exceeding €25 million for the purpose of financing certain research and development and growth-related expenditures. The Facility was structured partly as a capital loan of €10 million (“Capital Loan”), and partly as a term loan of €15 million (“Term Loan”).
The Term Loan was disbursed on October 11, 2019 and had a maturity date of October 11, 2023. The Term Loan accrues interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the years ended September 30, 2023 and 2022 was 6.0%. As of September 30, 2023, we had current debt of $15.9 million (€15 million) principal amount of the Term Loan.

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

In December 2021, we amended our Facility to extend the maturity date of the Capital Loan to the earlier of (i) June 30, 2022 or (ii) 30 days after a new equity financing. On March 2, 2022, in connection with the Series D Preferred Shares financing described in Note 8 to our Consolidated Financial Statements, the Capital Loan became due and we repaid the outstanding principal of $11.6 million and accrued interest of $1.1 million.
Under the terms of the Facility, EIB was issued 2017 Series C Warrants with a put option. The original terms provided EIB the right (no earlier than 30 days prior to the maturity date of the Capital Loan) to require us to purchase a substantial portion of the warrants, with our obligation capped at the maximum amount of €8 million in connection with the exercise of the put option. On August 8, 2022, we received written notice from EIB exercising its put option under its 2017 Series C Warrants described in Note 7 to our Consolidated Financial Statements. As a result of EIB’s exercise of its put option, we were required to repurchase 5,000,194 Legacy MariaDB warrants at the maximum purchase price of €8 million. During the fourth quarter of the fiscal year ended September 30, 2022, we net settled the 2017 Series C Warrants subject to the put option at a purchase price of $7.7 million. The remaining 2017 Series C Warrants held by EIB were settled in the first quarter of fiscal 2023 upon consummation of the Business Combination as described in Note 7 to our Consolidated Financial Statements.
In October 2023, the Term Loan was repaid from the net proceeds of the senior secured loan from RP Ventures.
Loan facility agreement with RP Ventures LLC

On October 10, 2023, the Company issued a senior secured promissory note to RP Ventures, a Delaware limited liability company, in the principal amount of $26.5 million. RP Ventures will also act as the initial Agent as defined in the RP Note (in such capacity, the “Agent”, as defined in the note).

The RP Note will mature on the earlier of (i) January 10, 2024, (ii) the occurrence of a "change of control" (as that term is defined in the RP Note), (iii) the occurrence of any breach of any of the documentation relating to the Company’s Term Loan or any demand for repayment of the Term Loan, and (iv) the date on which the RP Note is otherwise declared due and payable pursuant to its terms. The proceeds of the RP Note were used by the Company to repay all amounts outstanding under the Term Loan from EIB, and have been and are being used to pay RP Ventures a nonrefundable funding fee of $132,500, to pay or reimburse RP Ventures and Runa for its out-of-pocket expenses related to the RP Note transaction, and to pay for working capital purposes as approved by the Company’s board of directors.

Interest on the RP Note accrues on the principal amount at the rate of ten percent (10%) per annum and will be paid on a quarterly basis commencing on January 1, 2024. The Company may prepay any amounts due under the RP Note without penalty or premium, subject to the prior written consent of RP Ventures, provided that any prepayment of principal under the RP Note be accompanied by interest accrued and unpaid through the date of such prepayment. RP Ventures may demand immediate repayment of certain amounts outstanding under the RP Note if the Company or any of its subsidiaries incurs additional indebtedness or disposes, sells, or otherwise transfers any of their property or assets outside of the ordinary course of business, or if the Company or any of its subsidiaries receives any proceeds from the occurrence of a casualty event.

While the RP Note remains outstanding, the note restricts the Company from pursuing or accepting any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company, in each case other than with RP Ventures or Runa.

The RP Note contains certain customary representations and warranties and covenants of the Company. In addition, the Company has agreed to, among other things, provide to RP Ventures certain financial information, maintain minimum aggregate liquidity in an amount to be agreed upon after the Closing Date by the Board and the Agent, and make disbursements and collect receivables based on budget amounts.

The RP Note limits the ability of the Company to, among other things, (i) incur indebtedness, (ii) create certain liens, (iii) declare or distribute dividends or make certain other restricted payments, (iv) be party to a merger, consolidation, division or other fundamental change, (v) transfer, sell or lease Company assets, (vi) make certain modifications to the Company’s organizational documents or indebtedness, (vii) engage in certain transactions with affiliates, (viii) change the Company’s business, accounting or reporting practices, name or jurisdiction or organization, (ix) establish new bank accounts, and (x) establish or acquire any subsidiary. In addition, without the Agent’s prior consent, the Company will be restricted in, among other things, taking part in transactions outside of the ordinary course of its existing business, making certain payments, or issuing equity interests.

The RP Note provides for customary events of default, including for, among other things, payment defaults, breach of representations and certain covenants, cross defaults, insolvency, dissolution and bankruptcy, certain judgments against the Company, and material adverse changes. In the case of an event of default, RP Ventures may demand immediate repayment by the Company of all or part of the amounts outstanding, if any, under the RP Note.

In connection with issuance of the RP Note, the Company and MariaDB USA. Inc. and certain other of the Company’s subsidiaries (the “Guarantors”) entered into a Guarantee and Collateral Agreement (the “Security Agreement”), pursuant to which the Company and each Guarantor pledged substantially all of their respective assets as collateral for the RP Note and each Guarantor guaranteed to RP Ventures the payment of all obligations arising from the RP Note.
Cash Flows
The following table presents a summary of our cash flows for the fiscal years ended September 30, 2023 and 2022:

	Fiscal Year Ended September 30,
	2023	2022
Net cash provided by (used in)	( in thousands)
Operating activities	$(35,928)	$(50,324)
Investing activities	$25,886	$(27,829)
Financing activities	$7,115	$82,592
Operating activities
Cash used in operating activities consists mainly of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation of property and equipment, changes in fair value of warrant liabilities, impairment charges related to goodwill and intangible assets, amortization of acquired intangible assets, non-cash operating lease costs, amortization of deferred commissions, amortization of debt discount, loss on extinguishment of debt, net foreign exchange differences, and changes in operating assets and liabilities during the period.
For the fiscal year ended September 30, 2023, cash used in operating activities was $35.9 million, primarily consisting of our net loss of $51.9 million, adjusted for non-cash charges of $8.3 million and net cash inflows of $7.7 million related to changes in our operating assets and liabilities. Non-cash charges included $8.9 million of impairment charges related to goodwill and intangible assets, $0.6 million of unrealized foreign currency losses and $6.4 million of other normal recurring non-cash charges, offset by a change in the fair value of warrant liabilities of $6.7 million and investment income of $0.9 million. The main driver of the changes in operating assets and liabilities was a result of an increase in deferred revenue, offset by a corresponding increase in accounts receivable, accounts payable and accrued expenses, and other current assets.
For the fiscal year ended September 30, 2022, cash used in operating activities was $50.3 million, primarily consisting of our net loss of $47.5 million, adjusted for non-cash charges of $9.3 million and net cash outflows of $12.1 million related to changes in our operating assets and liabilities. Non-cash charges included a change in the fair value of warrant liabilities of $5.7 million and other normal recurring non-cash charges, offset by $1.5 million of unrealized foreign currency gains. The main driver of the changes in operating assets and liabilities was a result of deferred equity issuance costs classified to prepaid expenses in anticipation of the business combination.
Investing activities
Cash provided by investing activities for the fiscal year ended September 30, 2023 was $25.9 million, resulting primarily from the sale of remaining short-term investments, as discussed in Note 2 of our Consolidated Financial Statements.
Cash used in investing activities during the fiscal year ended September 30, 2022 was $27.8 million, resulting primarily from the purchase of short-term investments.

Financing activities
Cash provided by financing activities for the fiscal year ended September 30, 2023 totaled $7.1 million and primarily consisted of proceeds received from the PIPE Investment of $10.5 million completed in connection with the Business Combination, proceeds received from the exercise of warrants of $2.9 million, and proceeds from the exercise of share options of $0.7 million, offset by payment of offering costs of $6.4 million, settlement of warrant liabilities of $0.4 million relating to warrant rights redeemed, and repayment of borrowings of $0.1 million.
Cash provided by financing activities for the fiscal year ended September 30, 2022 was $82.6 million and consisted of net proceeds for issuance of preferred stock of $95.5 million, net proceeds for the issuance of convertible notes of $5.0 million, and proceeds from the exercise of share options of $1.1 million, offset by the repayment of borrowings under the EIB Capital Loan of $11.2 million and settlement of a portion of EIB’s 2017 Series C Warrants for $7.7 million.
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
While our significant accounting policies are more fully described in Note 2 to our Consolidated Financial Statements, we believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates and therefore involve a greater degree of estimation uncertainty.
Revenue Recognition
The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s database. Contract periods with customers generally are one year with occasional contracts ranging up to three years.

The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

At the inception of a customer contract, the Company makes an assessment as to that customer's ability to pay for the services provided. The Company assesses collectability based on several factors, including credit worthiness of the customer along with past transaction history. In addition, the Company performs periodic evaluations of its customers’ financial condition.

Most of the Company’s revenue contracts are subscription based and contain a single performance obligation. The subscription contracts typically do not offer to the customers any future rights that would constitute material rights. Contract prices are generally composed of fixed consideration for a specific period of time as the Company in general does not offer refunds, rebates, customer loyalty programs or other forms of customer incentive payments.

As the Company's cloud-oriented subscription services are delivered to customers electronically and over time, revenue is generally recognized ratably over the contract terms.

Historically, no significant judgment has generally been required in determining the amount and timing of revenue from the Company’s contracts with customers.

Contract modifications happen when there is an upsell, where the customers subsequently enter into contract with the Company to purchase additional product offerings. Contract modifications related to upsells are accounted for prospectively.

Service revenue is related to the provisioning of support to customers. The service revenue is recognized as earned.

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

Due to the approval and implementation of the restructuring plan (discussed above) and the deterioration of the price of the Company’s Ordinary Shares and the resulting reduced market capitalization of the Company, the Company determined that as of fiscal year end September 30, 2023, it would record a goodwill impairment charge of $7.8 million and an intangible asset impairment charge of $0.9 million, which represented the full carrying amounts of the Company's goodwill and intangible assets associated with its acquisitions of Clustrix/Xpand in September 2018 and CubeWerx Inc. in August 2022. This determination was reached based on the results of an updated financial plan for the Company’s business and economic outlook, which the Company conducts as part of its annual strategic planning cycle.
Warrant Liabilities

As discussed in Note 7 to our Consolidated Financial Statements, the Legacy MariaDB preferred share warrants were either settled or converted into MariaDB plc Ordinary Share warrants through the Business Combination (referred to as the “Legacy MariaDB Warrants”). Further, the Company assumed the Private Warrants and Public Warrants through the Business Combination. The Company accounts for its warrants in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity. The Company concluded that the Legacy MariaDB Warrants and the Public and Private Warrants do not meet the conditions to be classified in equity. Since the Legacy MariaDB Warrants and the Public and Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date.

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
Stock Based Compensation
In connection with the Business Combination, each equity award issued and outstanding under the Legacy Plans discussed in Note 2 to our Consolidated Financial Statements (each, a "Legacy MariaDB Equity Award") was automatically converted into an equity award to be settled in MariaDB plc Ordinary Shares generally on the same terms and conditions as were applicable to such Legacy MariaDB Equity Award immediately prior to the Business Combination (other than adjustments to the number of shares and exercise price based on the Exchange Ratio). As of September 30, 2023, restricted stock unit and stock option awards have been granted under the Company's plans.
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
Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the realizability of our deferred tax assets, we review all available positive and negative evidence, including reversal of deferred tax liabilities, potential carry backs, projected future taxable income, tax planning strategies, and recent financial performance. As we have sustained a cumulative pre-tax loss, we considered it appropriate to maintain a full valuation allowance against our deferred tax assets at September 30, 2023 and September 30, 2022, respectively. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of the valuation allowance could result in the recognition of certain deferred tax assets and liabilities in the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
U.S. GAAP requires us to recognize tax benefits in an amount that is more-likely-than-not to be sustained by the relevant taxing authority upon examination. We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, we determine that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the combined financial statements. We recognize interest and penalties, if any, related to unrecognized tax benefits as general and administrative expenses in the consolidated statements of operations. If recognized, the entire amount of unrecognized tax positions would be recorded as a reduction in the provision for income taxes.
As of September 30, 2023, we had U.S. federal net operating losses carryforwards and U.S. state net operating losses carryforwards which begin to expire in 2030, unless previously utilized. Utilization of the federal and state net operating losses carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating losses carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. We have not performed an analysis to determine whether our net operating losses and tax credit carryforwards are subject to an annual limitation under Sections 382 of the Code.
In addition, as of September 30, 2022 we had foreign net operating losses carryforwards which were to begin to expiring in 2023. We determined that our Finnish net operating losses carryforwards were forfeited as a result of the consummation of the Business Combination and will therefore not be available to offset our future Finnish taxable income.
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
Recent Accounting Pronouncements
For more information, see Note 2 to our Consolidated Financial Statements.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Credit, Interest Rate, and Foreign Currency Exchange Risk
Credit Risk
Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We have established policies and procedures relating to customer credit risk.
As of September 30, 2023, one customer accounted for 10.5% of our accounts receivable balance. As of September 30, 2022, no single customer exceeded 10% of our accounts receivable. Based upon performing ongoing credit evaluations and our past collection experience, we believe that the receivable balance concentrated in a single customer as of September 30, 2023 does not represent a significant credit risk, although we continue to actively monitor creditworthiness and economic conditions that may affect our customer's business and access to capital. Further, we are monitoring the current global economic conditions, including credit markets and other factors, as they relate to our customers in order to manage the risk of uncollectible accounts receivable.
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents of $4.5 million. Currently, these funds are held in cash accounts. Currently, we have little exposure to market risk due to fluctuations in interest rates but may in the future depending on our cash management strategy. The rate of interest on our RP Note that was disbursed on October 10, 2023 is not tied to fluctuations in interest rates; therefore, any change in market rates is not expected to impact the current interest rate on the RP Note.
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

Item 8. Financial Statements and Supplementary Data
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARIADB PLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
MariaDB plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MariaDB plc and its subsidiaries (collectively, the “Company”) as of September 30, 2023, and 2022, and the related consolidated statements of operations and comprehensive loss, convertible preferred shares, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2021
Houston, Texas
December 29, 2023

MariaDB plc
Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	September 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,467	$4,756
Short-term investments	—	25,999
Accounts receivable, net	13,956	12,154
Prepaids and other current assets	5,780	15,463
Total current assets	24,203	58,372
Property and equipment, net	232	708
Goodwill	—	7,535
Intangible assets, net	—	1,120
Operating lease right-of-use assets	509	890
Other noncurrent assets	4,848	4,146
Total assets	$29,792	$72,771
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,378	$3,267
Accrued expenses	6,450	8,902
Operating lease liabilities	539	496
Long-term debt, current	15,855	122
Deferred revenue	29,828	26,236
Total current liabilities	57,050	39,023
Long-term debt, net of current	—	14,622
Operating lease liabilities, net of current	—	433
Deferred revenue, net of current	16,793	5,321
Warrant liabilities	1,295	1,749
Deferred tax liability	173	—
Total liabilities	75,311	61,148
Commitments and contingencies (Note 11)
Convertible preferred shares, par value of $0 per share; 0 and 41,883,053 shares issued and outstanding as of September 30, 2023 and September 30, 2022	—	206,969
Stockholders’ Deficit:
Ordinary shares, par value of $0.01 per share; 67,713,368 and 13,864,344 shares issued and outstanding as of September 30, 2023 and September 30, 2022	674	—
Additional paid-in-capital	213,307	11,482
Accumulated deficit	(249,380)	(197,523)
Accumulated other comprehensive loss	(10,120)	(9,305)
Total stockholders’ deficit	(45,519)	(195,346)
Total liabilities and stockholders’ deficit	$29,792	$72,771
Refer to Notes to Consolidated Financial Statements

MariaDB plc
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Fiscal Year Ended September 30,
	2023	2022
Revenue:
Subscription	$47,154	$38,451
Services	5,959	5,234
Total revenue	53,113	43,685
Cost of revenue:
Subscription	6,610	6,595
Services	6,796	6,966
Total cost of revenue	13,406	13,561
Gross profit	39,707	30,124
Operating expenses:
Research and development	35,350	35,416
Sales and marketing	26,868	26,790
General and administrative	25,256	15,161
Impairment charges related to goodwill and intangible assets	8,853	—
Total operating expense	96,327	77,367
Loss from operations	(56,620)	(47,243)
Other (expense) income:
Interest expense	(1,075)	(1,608)
Change in fair value of warrant liabilities	6,670	(5,712)
Other income (expense), net	(801)	7,141
Loss before income tax expense	(51,826)	(47,422)
Income tax expense	(31)	(81)
Net loss	$(51,857)	$(47,503)
Net loss per share attributable to ordinary shares – basic and diluted	$(0.92)	$(3.54)
Weighted-average shares outstanding – basic and diluted	56,295,289	13,416,353
Comprehensive Loss:
Net loss	$(51,857)	$(47,503)
Foreign currency translation adjustment, net of taxes	1,362	(4,005)
Unrealized gain (loss) from available-for-sale securities, net of taxes	(2,177)	2,177
Total comprehensive loss	$(52,672)	$(49,331)
Refer to Notes to Consolidated Financial Statements

MariaDB plc
Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at September 30, 2021	125,343,885	$106,226	51,107,130	$—	$6,440	$(7,477)	$(150,020)	$(151,057)
Recapitalization	(96,744,873)	—	(39,446,303)	117	(117)	—	—	—
Balance at September 30, 2021	28,599,012	106,226	11,660,827	117	6,323	(7,477)	(150,020)	(151,057)
Exercise of share options	—	—	2,203,517	22	1,094	—	—	1,116
Issuance of Common Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	—	—	2,056	—	—	2,056
Issuance of Series D Preferred Shares	13,149,933	99,853	—	—	—	—	—	—
Issuance of Series C Preferred Shares per Warrants exercise	134,108	890	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,870	—	—	1,870
Other comprehensive income	—	—	—	—	—	(1,828)	—	(1,828)
Net loss	—	—	—	—	—	—	(47,503)	(47,503)
Balance at September 30, 2022	41,883,053	$206,969	13,864,344	$139	$11,343	$(9,305)	$(197,523)	$(195,346)

Balance at September 30, 2022	183,565,242	$206,969	60,764,711	$—	$11,482	$(9,305)	$(197,523)	$(195,346)
Recapitalization	(141,682,189)	—	(46,900,367)	139	(139)	—	—	—
Balance at September 30, 2022	41,883,053	206,969	13,864,344	139	11,343	(9,305)	(197,523)	(195,346)
Exercise of share options	—	—	1,817,566	18	700	—	—	718
Vesting of restricted stock units	—	—	256,960	—	—	—	—	—
Adjustment to deferred offering costs	—	—	—	—	(663)	—	—	(663)
Issuance of Ordinary Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	539,233	5	(5)	—	—	—
Exercise of Series C - 2020 Preferred Share Warrants	539,627	3,516	—	—	—	—	—	—
Preferred shares conversion	(42,422,680)	(210,485)	42,422,680	424	210,061	—	—	210,485
Issuance of Ordinary Shares upon Business Combination including PIPE financing (net of offering costs of $14.9 million)	—	—	8,812,585	88	(10,726)	—	—	(10,638)
Stock-based compensation	—	—	—	—	2,597	—	—	2,597
Other comprehensive loss	—	—	—	—	—	(815)	—	(815)
Net loss	—	—	—	—	—	—	(51,857)	(51,857)
Balance at September 30, 2023	—	$—	67,713,368	$674	$213,307	$(10,120)	$(249,380)	$(45,519)
Refer to Notes to Consolidated Financial Statements

MariaDB plc
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended September 30,
	2023	2022
Operating activities:
Net loss	$(51,857)	$(47,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in allowance for doubtful accounts	802	400
Depreciation and amortization	520	584
Non-cash lease expense	581	636
Stock-based compensation	2,597	1,870
Change in fair value of warrant liability	(6,670)	5,712
Loss from disposal of property and equipment	133	—
Impairment charges related to goodwill and intangible assets	8,853	—
Amortization of deferred commission	1,792	1,431
Investment income	(925)	—
Loss on extinguishment of debt	—	148
Foreign currency loss (gain), net	626	(1,480)
Changes in operating assets and liabilities:
Accounts receivable	(1,944)	(2,091)
Other current assets	(2,227)	(13,920)
Other noncurrent assets	47	(985)
Accounts payable and accrued expenses	(1,100)	4,064
Operating lease liability	(590)	(645)
Deferred revenue	13,434	1,455
Net cash used in operating activities	(35,928)	(50,324)
Investing activities:
Purchases of property and equipment	(5)	(322)
Acquisition of CubeWerx and Sector 42, net of cash acquired	(57)	(1,656)
Purchases of investments	—	(35,286)
Disposal of investments	25,948	9,435
Net cash provided by (used in) investing activities	25,886	(27,829)
Financing activities:
Proceeds from stock options exercise	718	1,116
Proceeds from issuance of preferred shares	—	95,470
Proceeds from issuance of convertible note	—	5,000
Settlement of warrant liabilities	(427)	(7,749)
Proceeds from exercise of warrants	2,867	—
Payment of offering costs related to the Business Combination	(6,417)	—
Proceeds from the Business Combination	10,509	—
Repayment of long-term debt	(135)	(11,245)
Net cash provided by financing activities	7,115	82,592
Effect of exchange rate changes on cash and cash equivalents	2,638	(6,590)
Net decrease in cash and cash equivalents	(289)	(2,151)
Cash and cash equivalents at beginning of period	4,756	6,907
Cash and cash equivalents at end of period	$4,467	$4,756

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$68
Cash paid for interest	$901	$2,140

Non-cash investing and financing activities:
Offering costs related to the Business Combination included in accrued liabilities	$1,000	$—
Conversion of debt to Series D Preferred Shares	$—	$5,172
Purchases of property and equipment included in accounts payable	$—	$7
Issuance of Series C Preferred Shares – Exercise of Warrant Liabilities, Fair Value	$649	$101
Conversion of Convertible Preferred Shares to Ordinary Shares	$210,485	$—
Warrant liabilities assumed in the Business Combination	$7,111	$—
Issuance of common shares—CubeWerx and Sector 42 acquisition	$—	$2,056
Contingent consideration—CubeWerx and Sector 42 acquisition	$—	$100
Refer to Notes to Consolidated Financial Statements

MariaDB plc
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Description of Business
MariaDB plc (“MariaDB” or the “Company”) was a Finnish corporation called MariaDB Corporation Ab (“Legacy MariaDB”), which was originally incorporated in Finland in 2010. As part of the Business Combination (as discussed below), the Company became an Irish public limited company that is publicly traded on the New York Stock Exchange (“NYSE”). MariaDB is one of the most popular, general purpose, relational database. The Company’s operations consist of programming, development and sales of software programs, applications and tools related to enterprise database software, including a cloud database-as-a service, and related systems and services. In addition, the Company provides user support, consultation and training for the software, applications, tools, and systems. The Company is active in development of both open source and closed source software.
The Company is headquartered in Redwood City, California and Dublin, Ireland, with operations in other locations including Espoo, Finland, and Sofia, Bulgaria.
On January 31, 2022, the Merger Agreement was signed among Angel Pond Holdings Corporation (“APHC”), a blank check company incorporated as a Cayman Islands exempted company in 2021, Mangomill plc, an Irish public limited company and wholly owned subsidiary of APHC (“Irish Holdco”), Meridian MergerSub Inc., a Cayman Islands exempted company and wholly owned subsidiary of Irish Holdco (“Merger Sub”), and Legacy MariaDB. In connection with the Merger, Merger Sub merged with and into APHC, with APHC continuing as the surviving entity and a wholly owned subsidiary of Irish Holdco (the “Irish Domestication Merger”), and Legacy MariaDB then merged with and into Irish Holdco, with Irish Holdco continuing as the surviving entity (the “Merger”). APHC was liquidated in June 2023. The Irish Domestication Merger, the Merger and the other transactions contemplated by the Merger Agreement are collectively referred to as the “Business Combination”. In connection with the Business Combination, Irish Holdco changed its name to MariaDB plc.
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
On December 16, 2022 (the “Closing Date”), the Company consummated the closing of the Business Combination.
The transaction was accounted for as a reverse recapitalization with Legacy MariaDB being the accounting acquirer and APHC as the acquired company for accounting purposes. Legacy MariaDB was determined to be the accounting acquirer since Legacy MariaDB’s shareholders prior to the Business Combination had the greatest voting interest in the combined entity, Legacy MariaDB comprised the ongoing operations, had the go-forward senior management, and the Legacy MariaDB shareholders were to control the board of directors and have a majority of the voting power of MariaDB plc. Accordingly, for accounting purposes, the financial statements after the closing of the Business Combination represent a continuation of the financial statements of Legacy MariaDB, with the Business Combination treated as the equivalent of Irish Holdco issuing shares for the net assets of APHC, accompanied by a recapitalization. The net assets of APHC are stated at historical cost, with no goodwill or other intangible assets recorded.
Prior to the Business Combination, APHC Class A Ordinary Shares, APHC Public Units, and APHC Public Warrants were listed on the NYSE under the symbols “POND,” “POND.U,” and “POND WS,” respectively. On December 19, 2022, the Ordinary Shares and Public Warrants (as described below) began trading on the NYSE under the proposed symbols “MRDB” and “MRDB.WS,” respectively. See Note 8 Stockholders' Deficit for additional details.
Certain MariaDB plc Ordinary Shares received as consideration in connection with the Business Combination (or securities convertible into or exchangeable for shares of MariaDB Ordinary Shares) could not be sold or otherwise disposed of or hedged by certain shareholders for a period of 180 days after the Closing Date, which restrictive period ended June 14, 2023.

Liquidity and Going Concern
As of September 30, 2023, the Company had an accumulated deficit of $249.4 million and $4.5 million in cash and cash equivalents. The Company has determined our current cash and cash equivalents will not be sufficient to fund our operations (including the repayment of the $26.5 million and related interest of the RP Loan due in January 2024 (see below for additional discussion), including capital expenditure requirements for at least 12 months from the date these financial statements were issued (December 29, 2023), raising substantial doubt about our ability to continue as a going concern.

The Company is currently seeking financing to avoid any potential shortfall of cash and cash equivalents to fund operations, including capital expenditure requirements for at least 12 months from the date the financial statements were issued.
The Company’s need for additional capital may depend on many factors, including subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the need for necessary technology and operating infrastructure to support the business, the introduction of new and enhanced database features and functionality and the continued market adoption of database solutions. The Company is currently seeking additional equity or debt financings to meet projected working capital, operating, and near-term debt repayment needs. Refer to Note 17 Subsequent Events for terms of debt outstanding as of the date these financial statements were issued. However, such additional financings are subject to market conditions, and are not within the Company’s control, and therefore cannot be deemed probable as adequate capital may not be available to the Company when needed or on acceptable terms. There is no assurance that the Company will be successful in raising additional funds. As a result, the Company has concluded that potentially raising funds does not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements, including the accounts of MariaDB and its wholly-owned subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions among have been eliminated in consolidation.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgements, estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Such estimates include but are not limited to legal contingencies, expected period of benefit for deferred commissions, fair value measurement of financial instruments, allowances for credit losses, fair value of acquired intangible assets and goodwill, impairment analysis for goodwill and intangibles assets, useful lives of acquired intangible assets and property and equipment, stock-based compensation and accounting for income taxes. The Company based its assumptions and estimates on parameters available when the consolidated financial statements were prepared. Since future events and their effects cannot be predicted with absolute certainty, actual results could differ from current estimates.
Revenue Recognition

The Company derives revenues from subscriptions that require customers to pay a fee in order to access the Company’s database solutions. Contract periods with customers generally are one year with occasional contracts ranging up to three years.

The Company determines revenue recognition through the following steps:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.

At the inception of a customer contract, the Company makes an assessment as to that customer's ability to pay for the services provided. The Company assesses collectability based on several factors, including credit worthiness of the customer along with past transaction history. In addition, the Company performs periodic evaluations of its customers’ financial condition.

Most of the Company’s revenue contracts are subscription based and contain a single performance obligation. The subscription contracts typically do not offer to the customers any future rights that would constitute material rights. Contract prices are generally composed of fixed consideration for a specific period of time as the Company in general does not offer refunds, rebates, customer loyalty programs or other forms of customer incentive payments.

As the Company's cloud-oriented subscription services are delivered to customers electronically and over time, revenue is generally recognized ratably over the contract terms.

Historically, no significant judgment has generally been required in determining the amount and timing of revenue from the Company’s contracts with customers.

Contract modifications happen when there is an upsell, where the customers subsequently enter into contract with the Company to purchase additional product offerings. Contract modifications related to upsells are accounted for prospectively.

Deferred revenues consist of customer contracts billed or cash received that will be recognized in the future under subscriptions existing at the balance sheet date. The current portion of deferred revenues represents amounts that are expected to be recognized within one year of the balance sheet date. As of September 30, 2023 and 2022, the balance of deferred revenue was $46.6 million and $31.6 million, respectively, which includes $12.4 million and $0 of refundable customer deposits, respectively.

Revenue recognized during the fiscal years ended September 30, 2023 and 2022 that was included in the deferred revenue beginning balance of each year was $20.3 million and $25.5 million, respectively.

Incremental direct costs of obtaining a contract, which consist of sales commissions primarily for new business and upsells, are deferred and amortized over the estimated life of the customer relationship if renewals are expected and the renewal commission is not commensurate with the initial commission. The Company elected the practical expedient to expense commissions on renewals where the specific anticipated contract term amortization period is one year or less. The Company amortizes the capitalized commission cost as a selling expense on a straight-line basis over a period of five years. The Company classifies deferred commissions as current or noncurrent based on the timing of when it expects to recognize the expense. The current and noncurrent portions of deferred commissions are included in prepaid and other current assets and other noncurrent assets, respectively, in its consolidated balance sheets. The current and noncurrent deferred commissions had a balance of $5.6 million and $4.6 million as of September 30, 2023 and 2022, respectively.

Service revenue is related to the provisioning of support to customers. The service revenue is recognized as earned.
Foreign Currency Translation and Re-measurement
The functional currency of the Company is the Euro (EUR). The functional currency of the Company’s international subsidiaries is either the EUR or the local currency in which the international subsidiary operates. For the foreign subsidiaries where the functional currency is not the local currency, local currency denominated monetary assets and liabilities are re-measured into the functional currency at current exchange rates and foreign currency denominated nonmonetary assets and liabilities are re-measured into the functional currency at historical exchange rates. Transaction gains or losses from foreign currency re-measurement and settlements are included in other expense, net in the consolidated statements of operations and comprehensive loss. The Company’s reporting currency is the U.S. dollar. In the consolidated financial statements, the financial information of the Company and its international subsidiaries have been translated into U.S. dollars. The Company uses the exchange rate as of each balance sheet date to translate assets and liabilities and the average exchange rate during the period to translate revenue and expenses into U.S. dollars. Stockholders’ deficit is translated at historical rate. Translation gains or losses resulting from translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive loss as a component of stockholders’ deficit.
The Company is exposed to fluctuations between the U.S. dollar and the EUR. The change in the value of the EUR relative to the U.S. dollar may affect the Company’s financial results reported in the U.S. dollar terms without giving effect to any underlying changes in its business or results of operations.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in our bank accounts as well as highly liquid investments with an original maturity of three months or less at acquisition. The Company maintains such investments in immaterial money market funds, which have readily determinable fair values using quoted prices in active markets.
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
The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Customer credit risk is managed by the business and is subject to the Company’s established policy and procedures relating to customer credit risk management. The credit quality of a customer is assessed based on an extensive credit rating scorecard and individual credit limits are defined in accordance with this assessment. Outstanding customer receivables and contract assets are regularly monitored. The Company evaluates the concentration of risk with respect to trade receivables as low, as its customers are in several geographical regions and industries and operate in largely independent markets.
As of September 30, 2023, one customer accounted for 10.5% of the total balance of accounts receivable. As of September 30, 2022, no customer accounted for more than 10% of the total balance of accounts receivable. For the fiscal years ended September 30, 2023 and 2022, no customer accounted for more than 10% of the Company’s total consolidated revenues.
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

As of September 30, 2022, the Company’s investment securities consisted of $26.0 million in United States (“U.S.”) Treasury Bills, all of which matured by December 31, 2022. During the fiscal year ended September 30, 2022, the Company changed the classification of its U.S. Treasury Bills from held-to-maturity to available-for-sale based on its intent to sell the securities. The Company’s available-for-sale marketable securities are recorded at fair value. Any unrealized gains or losses are recorded in accumulated other comprehensive loss within the consolidated balance sheets. Any realized gains and losses are recorded as a part of other income (expense), net in the consolidated statements of operations and comprehensive loss in accordance with ASC 320 “Investments – Debt and Equity Security.”
The total proceeds received from disposal of available-for-sale securities during the fiscal year ended September 30, 2023 and 2022 was $25.9 million and $9.4 million, respectively. The total realized gain during the fiscal year ended September 30, 2023 and 2022 was $0.9 million and $0.1 million, respectively.
The Company considers all investments with original maturities of greater than three months and less than 12 months to be short-term investments.
There were no available-for-sale-securities outstanding as of September 30, 2023.
The fair value of available-for-sale securities outstanding as of September 30, 2022 was as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Effect of Foreign Currency Translation	Fair Value
U.S. Treasury Bills	$25,962	$2,177	$—	$(2,140)	$25,999
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
As of September 30, 2023 and 2022, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, deferred revenue) approximate fair value due to the short-term nature of such items. The money market funds within cash equivalents and available-for-sale securities are classified within Level 1 of the hierarchy as the values are derived from quoted prices in active markets.
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
Accounts Receivable, Net
Accounts receivable is recognized if and when an amount of consideration is due from a customer and is unconditional (i.e., only the passage of time is required before payment of the consideration is due). Accounts receivable are non-interest bearing and are generally on terms of 30 to 60 days. Generally, trade receivables are written-off if past due for more than 180 days and are not subject to enforcement activity. Accounts receivable presented on the consolidated balance sheets are adjusted for any write-offs and net of allowance for credit losses. An analysis is performed at each reporting date using a provision matrix and customer specific data to measure expected credit losses. The Company applies a simplified approach in calculating current expected credit losses ("CECL"). Therefore, the Company does not track changes in credit risk, but instead recognizes a loss allowance based on lifetime CECLs at each reporting date. The Company has established a provision matrix that is based on the Company’s historical observed default rates. The Company will calibrate the historical credit loss experience, adjusted for forward-looking factors specific to the debtors and the economic environment. The Company’s estimates of the allowance for credit losses may not be indicative of the Company’s actual credit losses requiring additional charges to be incurred to reflect the actual amount collected.
The following table presents the changes in the allowance for credit losses for the fiscal years ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022

	(in thousands)
Balance, beginning of period	$642	$394
Add: provision for credit losses	802	400
Less: write-offs, net of recoveries	(105)	(94)
Foreign currency translation	47	(58)
Balance, end of period	$1,386	$642
Prepaids and Other Current Assets
Prepaid expenses and other current assets totaled $5.8 million and $15.5 million as of September 30, 2023 and 2022, respectively.
Prepaid expenses totaled $3.7 million and $13.5 million as of September 30, 2023 and 2022, respectively. Prepaid expenses as of September 30, 2023 were primarily related to up-front payments made to third parties in the ordinary course of business. As of September 30, 2022, prepaid expenses were primarily related to deferred equity issuance costs in anticipation of the Business Combination, which were reclassified to equity in the first quarter of fiscal year 2023.
Other current assets primarily consisted of deferred commission totaling $1.7 million and $1.5 million as of September 30, 2023 and 2022, respectively. Other receivables totaled $0.4 million and $0.5 million as of September 30, 2023 and 2022, respectively.
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

Segment Information
Operating segments are based upon the Company’s internal organizational structure, the manner in which its operations are managed, the criteria used by its Chief Operating Decision Maker (“CODM”) to evaluate segment performance and the availability of separate financial information to be regularly reviewed for resource allocation and performance assessment.
The Company has determined its CODM to be the Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis for purposes of managing the business, allocating resources, making operating decisions and assessing financial performance. On this basis, the Company is organized and operates as a single segment within the Software-as-a-Service ("SaaS") space. As of September 30, 2023, the Company has a single operating and reportable segment.
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
Legacy MariaDB granted options to its employees, members of the board as well as some advisors under the following plans, collectively (the “Legacy Plans”):
•Summer 2022 USA Share Option Plan
•Global Share Option Plan 2017
•Global Share Option Plan 2017 USA
•Global Share Option Plan 2014 Europe
•Global Share Option Plan 2014 USA
•Global Share Option Plan 2012 Europe
•Global Share Option Plan 2012 USA
•Global Share Option Plan 2012 France
•Global Share Option Plan 2010 Europe
•Global Share Option Plan 2010 USA
•Global Share Option Plan 2010 France
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
As of September 30, 2023, stock options and RSUs are the only types of share-based payment that have been granted under the Company’s plans.
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
Computation of Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of Ordinary Shares outstanding during the period. Diluted loss per share is calculated by dividing the loss by the weighted-average number of Ordinary Shares and potentially dilutive securities outstanding during the period. Potentially dilutive Ordinary Shares consist of incremental Ordinary Shares issuable upon exercise of stock options, restricted stock and shares issuable upon the conversion of warrants. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method, or the if-converted method.

Research and Development
Costs incurred in research and development, which includes software engineering expenses, such as salaries and related benefits, stock-based compensation, depreciation, professional services and overhead expenses related to the general development of the Company’s products, are expensed as incurred. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company has not capitalized any software development costs since the period between establishing technological feasibility and general customer release is relatively short and as such, these costs have not been material.
Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Other comprehensive loss, net of tax, is presented on the Consolidated Statements of Operations and Comprehensive Loss.
Cost of Revenue
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

Leases

The Company leases office space, domestically and internationally, under operating leases. The Company’s leases have remaining lease terms of less than one year. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets. The Company does not have any finance leases. The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company assesses all relevant facts and circumstances in making the determination of the existence of a lease. For leases with terms greater than 12 months, the Company records the related asset and obligation at the present value of lease payments over the term. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments, and uses the implicit rate when readily determinable. Many of the Company’s leases include rental escalation clauses, renewal options and/or termination options that are factored into the determination of lease payments when appropriate. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the Company does not separate non-lease components from lease components. Operating lease costs are included in research and development and selling, general and administrative costs on the statement of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. Goodwill is not subject to amortization, but is subject to at least an annual assessment for impairment. The Company performs its impairment analysis of goodwill on an annual basis during the fourth quarter of the fiscal year unless conditions arise that warrant a more frequent evaluation.

When goodwill is assessed for impairment, the Company has the option to perform an assessment of qualitative factors of impairment (optional assessment) prior to necessitating a quantitative impairment test. Should the optional assessment be used for any given year, qualitative factors to consider for a reporting unit include: cost factors; financial performance; legal, regulatory, contractual, political, business, or other factors; entity specific factors; industry and market considerations; macroeconomic conditions; and other relevant events and factors affecting the reporting unit. If the Company determines in the qualitative assessment that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For a reporting unit tested using a quantitative approach, the Company compares the fair value of the reporting unit with the carrying amount of the reporting unit, including goodwill. The fair value of the reporting unit is estimated using an income approach.

Under the income approach, the Company measures fair value of the reporting unit based on a projected cash flow method using a discount rate determined by its management which is commensurate with the risk inherent in its current business model. The Company’s discounted cash flow projections are based on its annual financial forecasts developed internally by management for use in managing its business. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, then the amount of goodwill impairment will be the amount by which the reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

Due to the approval and implementation of the restructuring plan (refer to Note 17 ("Subsequent Events") for additional information) and the deterioration of the price of the Company’s Ordinary Shares and the resulting reduced market capitalization of the Company, the Company determined that as of fiscal year end September 30, 2023, it incurred an impairment charge of $7.8 million associated with its acquisitions of Clustrix/Xpand in September 2018 and CubeWerx Inc. in August 2022. This determination was reached based on the results of an updated financial plan for the Company’s business and economic outlook, which the Company conducts as part of its annual strategic planning cycle.
For the fiscal year ended September 30, 2022, the Company did not recognize any impairment charge for goodwill.

Intangible Assets

Intangible assets are comprised of acquired technology, trademarks and contractual relationships. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and estimated useful lives of 3 to 8 years.

We perform periodic reviews of significant finite-lived identified intangible assets to determine whether facts and circumstances indicate that the carrying amount may not be recoverable. These reviews can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts for specific product lines. Periodically, we also evaluate the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We may adjust the period over which these assets are amortized to reflect the period in which they contribute to our cash flows.

At September 30, 2023, the Company determined that intangible assets were impaired and as a result the Company recognized an impairment charge of approximately $0.9 million. For the fiscal year ended September 30, 2022, the Company did not recognize any impairment charge for intangible assets.

Business Combinations

The Company applies the provisions of ASC 805, Business Combinations, in accounting for its acquisitions. To determine whether transactions should be accounted for as asset acquisition or business combination, the Company evaluates whether substantially all of the fair value of gross assets included in a transaction is concentrated in a single asset (or a group of similar assets), resulting in an asset acquisition; if that is not the case, the resulting accounting is as a business combination. In an asset acquisition, the cost of acquiring the asset group, including transaction costs, is allocated to the acquired assets or assumed liabilities based on their relative fair values without giving rise to goodwill. In a business combination, the Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as any contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to its consolidated statements of operations.

Property and Equipment

Property and equipment include computer software, computer equipment, leasehold improvements and furniture and fixtures. Computer software, computer equipment and furniture and fixtures are stated at cost and generally depreciated on a straight-line basis over an estimated useful life of three years.

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the remaining terms of the leases. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in the results from operations.

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of deferred tax assets and liabilities for expected future tax events that have been recognized differently on the Company’s consolidated financial statements and tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized based on available evidence.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in its tax return. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

The Company maintains a full valuation allowance against all of its net US federal and state deferred tax assets. The Company assessed whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, using a “more likely than not” standard. In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of deferred tax assets. In making such assessments, more weight was given to evidence that could be objectively verified. Under this approach the recent cumulative losses is a significant piece of significant negative evidence.

Litigation

The Company may be involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and an analysis of potential results, if the Company believes that a loss arising from such matters is probable and can be reasonably estimated, the Company records the estimated liability on its consolidated financial statements. If only a range of estimated losses can be determined, the Company records an amount within the range that, in its judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. The Company recognizes litigation expenses in the period in which the litigation services were provided. Refer to Note 11 Commitments and Contingencies regarding accrued litigation expenses.
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

Note 3. Revision of Prior Period Financial Statements
Subsequent to the issuance of the unaudited condensed consolidated financial statements for the quarterly fiscal period ended December 31, 2022, the Company identified an error in its accounting of incremental costs of obtaining customer contracts. Certain incremental costs that qualify for capitalization and amortization over the expected period of benefit were inappropriately expensed in the period the commission was earned, resulting in an overstatement of operating expenses in the previously issued financial statements. As a result, the Company has revised the financial statements as of and for the fiscal year ended September 30, 2022 from amounts previously reported. Management determined the error was immaterial to the previously issued consolidated financial statements.
The following tables present a summary of the revision to the Company’s previously issued historical financial statements as of and for the periods noted.
Revised Consolidated Balance Sheet

	As of September 30, 2022
	As Originally Reported	Adjustments	As Revised
	(in thousands)
Prepaids and other current assets	$15,806	$(343)	$15,463
Total current assets	58,715	(343)	58,372
Other noncurrent assets	1,006	3,140	4,146
Total assets	69,974	2,797	72,771
Accumulated deficit	(200,320)	2,797	(197,523)
Total stockholders' deficit	(198,143)	2,797	(195,346)
Total liabilities and stockholders' deficit	$69,974	$2,797	$72,771

Revised Consolidated Statement of Operations and Comprehensive Loss

	Fiscal Year Ended September 30, 2022
	As Originally Reported	Adjustment	As Revised

	(in thousands, except share and per share amounts)
Sales and marketing	$27,938	$(1,148)	$26,790
Total operating expense	78,515	(1,148)	77,367
Loss from operations	(48,391)	1,148	(47,243)
Net loss	$(48,651)	$1,148	$(47,503)
Net loss per share attributable to ordinary shares - basic and diluted(1)	(0.83)		(3.54)
Weighted-average shares outstanding - basic and diluted(1)	58,801,357		13,416,353
Comprehensive loss:
Net loss	$(48,651)	$1,148	$(47,503)
Total comprehensive loss	$(50,479)	$1,148	$(49,331)
(1)The as revised weighted-average shares outstanding and earnings per share calculations have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio as a result of the Business Combination.
Revised Consolidated Statement of Cash Flows

	Fiscal Year Ended September 30, 2022
	As Originally Reported	Adjustments	As Revised

	(in thousands)
Operating activities:
Net loss	$(48,651)	$1,148	$(47,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred commission	1,669	(238)	1,431
Changes in operating assets and liabilities:
Other current assets	(13,450)	(470)	(13,920)
Other noncurrent assets	(545)	(440)	(985)
Net cash used in operating activities	$(50,324)	$—	$(50,324)

Revised Consolidated Statement of Stockholders' Deficit

	Accumulated Deficit			Total Stockholders' Deficit
	As Originally Reported	Adjustments	As Revised	As Originally Reported	Adjustments	As Revised

	(in thousands)			(in thousands)
Balance as of September 30, 2021	$(151,669)	$1,649	$(150,020)	$(152,706)	$1,649	$(151,057)
Net loss	(48,651)	1,148	(47,503)	(48,651)	1,148	(47,503)
Balance as of September 30, 2022	$(200,320)	$2,797	$(197,523)	$(198,143)	$2,797	$(195,346)
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
The following table summarizes the disaggregation of revenue by geography for the fiscal years ended September 30, 2023 and 2022 respectively.

	Fiscal Year Ended September 30,
	2023	2022

	(in thousands)
EMEA	$19,166	$16,092
Americas	24,285	20,933
APAC	9,662	6,660
Total revenue	$53,113	$43,685
Revenue attributable to the Company's country of domicile upon completion of the business combination, Ireland, comprised 0.4% and 0.1% of the total revenue for the fiscal years ended September 30, 2023 and 2022, respectively. Revenue attributable to the United States comprised 41.7% and 44.2% of the total revenue for the fiscal years ended September 30, 2023 and 2022, respectively. No other country outside of the United States comprised more than 10% of revenue for the fiscal years ended September 30, 2023 and 2022. Revenue by location is determined by the billing address of the customer.
Revenue from professional services recognized at a point in time amounted to $0.6 million and $0.2 million and revenue from professional services recognized over time amounted to $5.4 million and $5.0 million for the fiscal years ended September 30, 2023 and 2022, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, partially undelivered, or unbilled as of the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and adjustments for currency. As of September 30, 2023, approximately $56.5 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue approximately 52.7% of these remaining performance obligations over the next 12 months. The Company’s subscription contracts are recognized ratably over the contract term. Accordingly, the majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months with the remainder recognized thereafter.

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
Of the total purchase consideration, $0.1 million of cash was deferred by the Company for potential breaches of representations and warranties. The amount, net of any claims for such indemnifiable matters, is scheduled to be paid in cash to shareholders of CubeWerx and Sector 42 18 months after the acquisition date. As of September 30, 2023, no additional amounts were paid to the shareholders of CubeWerx.
The following table summarizes the preliminary purchase price allocation as of the acquisition date ($ in thousands):

	Initial Amounts Recognized as of the Acquisition Date	Measurement Period Adjustment	Preliminary Amounts Recognized as of the Acquisition Date (as Adjusted)
Cash and cash equivalents	$5	—	$5
Accounts receivable, net	47	—	47
Property and equipment, net	4	—	4
Intangible assets, net	670	—	670
Other assets	103	—	103
Total identifiable assets acquired	$829	—	$829
Accounts payable	40	—	40
Accrued expenses	16	—	16
Deferred tax liability	—	$238	238
Other liabilities	39	—	39
Total identifiable liabilities assumed	$95	$238	$333
Total identifiable net assets	$734	(238)	$496

Goodwill	$3,140	238	$3,378

With this acquisition, the Company acquired the technology of managing and publishing geospatial data via open web services for customer organizations. The fair values of the assets acquired and liabilities assumed and the related acquisition accounting are based on management's estimates and assumptions.
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

Due to the approval and implementation of the restructuring plan (refer to Note 17 ("Subsequent Events") for additional information) and the deterioration of the price of the Company’s Ordinary Shares and the resulting reduced market capitalization of the Company, it was determined that as of fiscal year end September 30, 2023, the Company would record an impairment charge of approximately $0.9 million, which included the full carrying amount of the Company's intangible assets associated with its acquisition of CubeWerx and Sector 42. In addition, the goodwill associated with the acquisition was also impaired.
Note 6. Goodwill
The following table summarizes the change in goodwill for the fiscal year ended September 30, 2023:

(in thousands)
September 30, 2022	$7,535
Measurement period adjustments	295
Impairment charge	(7,830)
September 30, 2023	$—
As described in Note 5 Acquisition, the Company continued to refine the initial estimates and assumptions included in the valuation studies necessary to assess the fair values of the tangible and intangible assets acquired and liabilities assumed in the CubeWerx and Sector 42 acquisition, and the amount of goodwill to be recognized as of the acquisition date. The measurement period adjustment recorded during the fiscal year ended September 30, 2023 resulted from changes in the deferred tax liability, amount of foreign tax expense owed by the Company, and net working capital adjustments.

Due to the approval and implementation of the restructuring plan (refer to Note 17 ("Subsequent Events") for additional information) and the deterioration of the price of the Company’s Ordinary Shares and the resulting reduced market capitalization of the Company, the Company determined for the fiscal year ended September 30, 2023, it would incur an impairment charge of approximately $7.8 million associated with its acquisitions of Clustrix/Xpand in September 2018 and CubeWerx Inc. in August 2022. This determination was reached based on the results of an updated financial plan for the Company’s business, economic outlook, and market capitalization, which the Company conducts as part of its annual goodwill impairment analysis and strategic planning cycle.

Note 7. Warrants
Kreos Rollover Warrants
Legacy MariaDB entered into a €4 million loan facility agreement with Kreos Capital IV (“Kreos”), which was repaid in full. In connection with the Kreos loan facility, Legacy MariaDB issued a total of 835,185 warrants entitling subscription for Series B Preferred Shares (“Kreos Rollover Warrants”). Each of those warrants entitled the holder to subscribe for one Series B Preferred Share at a subscription price of €0.5220 per share. In connection with the closing of the Business Combination on December 16, 2022, the warrants issued in connection with the Kreos loan facility agreement were rolled over to an amended and restated warrant agreement entered into on September 8, 2022, pursuant to which the Company assumed all rights and obligations from Legacy MariaDB. The warrants were also amended to adjust the number of Ordinary Shares issuable on exercise of the warrants and the exercise price in proportion to the Exchange Ratio. As a result of these adjustments, the Kreos Rollover Warrants became exercisable for a total of 190,559 Ordinary Shares and are exercisable at a price per share of €2.288. The warrant holder may exercise the warrant by either paying cash equal to the exercise price or in a cashless manner as described in the warrant agreement. As of September 30, 2023, Kreos Rollover Warrants exercisable for 190,559 Ordinary Shares remained outstanding.
2020 Series C Warrants
In September 2020, Legacy MariaDB entered into an investment agreement with several investors to issue Series C Preferred Shares. In addition to the issuance of 3,445,912 shares of Series C Preferred Shares, Legacy MariaDB issued a total of 3,445,912 warrants entitling subscription of Series C Preferred Shares (“2020 Series C Warrants”). Each warrant entitled the holder to purchase one Series C Preferred Share at a subscription price of €1.1859. As of September 30, 2022, 587,769 warrants had been exercised and 2,858,143 remained outstanding. In connection with the Business Combination, the holders of these warrants were given the opportunity to exercise their warrants to subscribe for Series C Preferred Shares, on a one-for-one basis. Prior to the completion of the Business Combination and the effects of the exchange ratio, 2,365,078 of these warrants were exercised and 493,065 were not exercised. The subscription rights under the warrant agreements for all unexercised warrants terminated as of the date of the Business Combination.
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
Once the Public Warrants became exercisable, the Company became able to redeem the Public Warrants for redemption:
•in whole and not in part;
•at a price of $0.01 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the reported last sale price of the Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.
or
•in whole and not in part;
•at a price of $0.10 per Public Warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table in “Warrants- Redemption of warrants when the price per Ordinary Share equals or exceeds $10.00” based on the redemption date and the “fair market value” of the Ordinary Shares;
•if, and only if, the reported last sale price of the Ordinary Shares equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders; and
•provided that the Private Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants if the reported last sale price of the Ordinary Shares is less than $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalization and the like) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.
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
These warrants expire between May 2026 and December 2027 if expiration is not accelerated as set out in the terms and conditions of the warrants.

Warrant information in the below table is presented as having been converted by the Exchange Ratio as of September 30, 2022.

			Warrants Outstanding		Fair Value of Warrant Liabilities
Warrants	Number of warrants issued	Purchase price per share	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

					(in thousands)
Kreos Rollover Warrant	190,559	€2.28	190,559	190,559	$1	$478
Series C – 2017	1,215,345	€0.04	—	74,479	—	335
Series C – 2020	786,234	€5.22	—	652,126	—	936
Public Warrants	8,850,458	$11.50	8,850,458	—	709	—
Private Warrants	7,310,297	$11.50	7,310,297	—	585	—
	18,352,893		16,351,314	917,164	$1,295	$1,749
The following table presents the change in the fair value of warrant liabilities for the fiscal year ended September 30, 2023:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2022	$1,749
Change in fair value	(6,670)
Warrants assumed in the Business Combination	7,111
Settlement of 2017 Series C Warrants put option	(427)
Exercised	(649)
Foreign currency translation	181
September 30, 2023	$1,295
The following table presents the change in the fair value of warrant liabilities for the fiscal year ended September 30, 2022:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2021	$5,303
Change in fair value	5,712
Contingent put option	(7,749)
Exercised	(101)
Foreign currency translation	(1,416)
September 30, 2022	$1,749

Fair values of the Public and Private Warrants were determined using publicly traded warrant prices. Fair values of the remaining warrants and option rights were determined using the Black-Scholes option-pricing model with the following input assumptions:

	Fiscal Year Ended September 30,
	2023	2022
Expected volatility range (weighted average)	44.07%	40.25% to 48.99% (46.71%)
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	4.89%	3.85% to 4.24% (4.15%)
Expected term range (weighted average)	2.63 years	3.03 years to 9.83 years (4.56 years)
Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.
Note 8. Stockholders’ Deficit
Recapitalization
On the Closing Date, Legacy MariaDB received $10.5 million in net proceeds from the PIPE Investment and issuance of Ordinary Shares upon the consummation of the Business Combination, net of fees and expenses paid at closing. As of December 16, 2022, the Company reclassified $14.9 million of deferred offering costs to Additional paid in capital as an offset against proceeds on the Company’s consolidated balance sheet, which consisted of legal, accounting, and other professional services directly related to the Business Combination. During the fiscal year ended September 30, 2023, the Company made certain adjustments, increasing deferred offering costs by $0.7 million, to $15.6 million in total. The cash outflows related to these costs were presented as financing activities on the Company’s consolidated statement of cash flows. On the Closing Date, each Legacy MariaDB preferred share issued and outstanding prior to the effective time of the Business Combination was converted into common shares of Legacy MariaDB and each holder of Legacy MariaDB common shares received approximately 0.22816 MariaDB plc Ordinary Shares, par value $0.01 per share.
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

The following table summarizes information related to issuance of Legacy MariaDB’s preferred shares as of September 30, 2022:

Preferred Shares Class	Number of Shares Registered	Shares Issued and Outstanding	Carrying Value(1)	Price per share				Number of Ordinary Shares Equivalent Shares	Liquidation Preference
			(in thousands)						(in thousands)
Series A	2,308,741	2,308,741	$6,668	From	$2.68	to	$2.95	2,308,741	$6,676
Series B	13,815,180	13,815,180	36,851	From	$2.45	to	$3.10	13,815,180	37,622
Series C	12,609,199	12,609,199	63,597	From	$4.71	to	$5.86	12,609,199	65,039
Series D(2)	13,149,933	13,149,933	99,853	From	$7.82	to	$7.90	13,149,933	103,805
	41,883,053	41,883,053	$206,969					41,883,053	$213,142
___________________
(1)The carrying value reflects the gross proceeds received from the sale of the preferred shares net of issuance costs and the fair value at issuance of preferred shares warrants classified as a liability.
(2)On January 31, 2022, the Company’s Board of Directors approved an amendment to the Company’s Shareholders’ Agreement to authorize an additional series of preferred shares. The Series D Preferred Shares financing consisted of accredited investors and qualified institutional investors providing an aggregate gross amount of $103.8 million, completed on January 31, 2022.
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
Note 9. Stock-Based Compensation
Legacy MariaDB Stock Option Plans
On December 8, 2017, Legacy MariaDB adopted the Global Share Option Plan 2017 (the “2017 Plan”) and Global Share Option Plan 2017 USA (the “2017 US Plan”) that entitle employees, members of the board as well as advisors to purchase shares in the Company. Under these programs, holders of vested options are entitled to purchase shares at a stated price determined at the grant date. All options are to be settled by the physical delivery of shares. Stock options granted under the 2017 US Plan and the 2017 Plan are incentive stock options to the extent permitted under the U.S. tax laws (“ISOs”) and non-qualified/nonstatutory stock options (“NSOs”). Options granted under both plans are exercisable over a maximum term of 10 years. Stock option awards under both plans generally vest over a period of four years with 25% vesting on the one year anniversary of the award and the remainder vesting monthly over the next 12 quarters of the grantee’s service to the Company as an employee or an advisor/consultant. During the fiscal years ended September 30, 2023 and 2022, 65,098 and 684,673 options were granted under the 2017 Plan, respectively. During the fiscal year ended September 30, 2022, 603,692 options were granted under the 2017 US Plan.
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

tax laws and NSOs. Options granted under the plan are exercisable over a maximum term of 10 years. Stock options granted under the 2022 US Plan generally vest 25% on the one-year anniversary and the remainder vesting quarterly during the grantee’s service to the Company as an employee or as an advisor/consultant. During the fiscal years ended September 30, 2023 and 2022, 58,182 and 1,005,434 options were granted under the 2022 US Plan, respectively.
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
Any Ordinary Shares subject to options under the Legacy Plans that, on or after the closing of the Business Combination, subsequently cease to be subject to such options (other than by reason of exercise of the rollover options), will be available for issuance under the 2022 Equity Incentive Plan. During the fiscal year ended September 30, 2023, 5,067,081 RSUs and 800,000 options were granted under the 2022 Equity Incentive Plan.
Option information is presented in the below paragraphs and tables as having been converted as of September 30, 2023 and September 30, 2022, as applicable.
Stock Options
The following table summarizes stock option activity under the Company’s incentive plans for the fiscal year ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregated Intrinsic Value
			(in years)	(in thousands)
Options outstanding, September 30, 2022	42,764,264	$0.26
Recapitalization	(33,006,982)	$0.89
Options outstanding, September 30, 2022	9,757,282	$1.15
Granted	923,275	$1.51
Exercised	(1,817,510)	$0.50
Forfeited	(965,276)	$1.72
Options outstanding, September 30, 2023	7,897,771	$1.28	6.50	$135
Options Exercisable, September 30, 2023	5,599,205	$0.87	5.54	$134
Vested and expected to vest after September 30, 2023	7,901,792	$1.28	6.50	$135
The weighted-average grant-date fair value of options granted during the fiscal year ended September 30, 2023 was $0.71 per share. The total intrinsic value of options exercised during the fiscal year ended September 30, 2023 was $5.1 million.

The aggregate grant date fair value of stock options vested during the fiscal year ended September 30, 2023 was approximately $1.3 million. As of September 30, 2023, there was approximately $1.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.9 years.
Fair Value Valuation Assumptions
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following input assumptions:

	Fiscal Year Ended September 30,
	2023		2022
	Range	Weighted Average	Range	Weighted Average
Dividend yield (%)	0% - 0%	0%	0% - 0%	0%
Expected volatility (%)	43.41% - 47.26%	44.86%	43.21% - 46.94%	44.87%
Risk–free interest rate (%)	3.33% - 3.80%	3.39%	1.17% - 3.27%	2.81%
Expected life of stock options (years)	5.00 - 7.00	5.87	5.00 - 7.02	6.01
Fair value of common stock	$0.71 - $0.71	$0.71	$0.32 - $0.87	$0.81
Restricted Stock Units
The RSUs vest over a four-year period, subject to the holder's continued service through the vesting dates. The following table summarizes RSU activity under the 2022 Equity Incentive Plan for the fiscal year ended September 30, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share

Unvested outstanding, September 30, 2022	—	$—
Granted	5,067,081	$0.92
Vested	(256,960)	$1.06
Forfeited/canceled	(207,291)	$0.86
Unvested outstanding, September 30, 2023	4,602,830	$0.91
As of September 30, 2023, there was $3.4 million of unrecognized stock-based compensation expense relating to outstanding RSUs granted to employees, directors, and executives that is expected to be recognized over a weighted-average period of 1.82 years.

Total stock-based compensation expense recognized in the Company’s consolidated statements of operations and comprehensive loss is as follows for the periods indicated:

	Fiscal Year Ended September 30,
	2023	2022

	(in thousands)
Cost of revenue	$220	$143
Research and development expenses	775	687
Sales and marketing expenses	356	383
General and administrative expenses	1,246	657
Total stock-based compensation expense	$2,597	$1,870
Note 10. Accrued Expenses
The following represents the components of accrued expenses contained within our consolidated balance sheets as of the end of each period:

	September 30, 2023	September 30, 2022

	(in thousands)
Accrued payroll and payroll related liabilities	$3,577	$2,904
Accrued bonuses	780	1,208
Taxes payable	494	897
Other accrued expenses	1,599	3,893
Total accrued expenses	$6,450	$8,902
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
In January 2023, MariaDB received a demand letter on behalf of Houlihan Lokey Capital, Inc., a financial services company that advised Legacy MariaDB in connection with a financing transaction which closed in January 2022, for which that financial services company had provided advisory services and for which MariaDB paid its fee. The demand is for an additional fee based on a de-SPAC transaction which closed in December 2022. On July 11, 2023, Houlihan Lokey Capital, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York asserting claims against the Company for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $6.3 million, plus interest. The Company has answered the complaint and the matter is in the middle of the fact discovery phase. At the current stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. The Company has accrued $1.0 million in other accrued expenses related to a settlement offer the Company made in this matter. In February 2023, a second financial services company sent MariaDB an additional invoice for approximately $1.3 million under the same circumstances as described in the matter above. MariaDB denies that it owes any additional fees, and no legal proceedings have been filed in connection with this fee claim. MariaDB intends to defend any legal proceedings that may be filed.

Note 12. Long-term Debt
The components of long-term debt are as follows:

	September 30, 2023	September 30, 2022

	(in thousands)
Term loan	$15,855	$14,622
R&D loan	—	122
Total	$15,855	$14,744
Less: Current portion	(15,855)	(122)
Long-term debt	$—	$14,622
During the first quarter of fiscal year 2023, the Company paid the remaining balance of the R&D loan with the Finnish State Treasury. As of September 30, 2023 and 2022, the Company was in compliance with its debt covenants.
The Term Loan was disbursed on October 11, 2019 and had a maturity date of October 11, 2023, at which time it was fully repaid (see below). The Term Loan accrued interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the fiscal years ended September 30, 2023 and 2022 was 6.0%. As of September 30, 2023, the Company had an aggregate principal amount of $15.9 million (€15 million) of current debt.
The schedule of required principal payments remaining on debt outstanding as of September 30, 2023 is as follows:

Fiscal Year ending September 30,	Principal Payments
(in thousands)
2024	$15,855
Total principal payments	$15,855
The Company fully repaid the Term Loan on the maturity date and obtained additional financing at that time. Refer to Note 17 ("Subsequent Events") for additional information.

Note 13. Income Taxes

The components of loss before income tax expense were as follows:

	Fiscal Year Ended September 30,
	2023	2022
	(in thousands)
Domestic	$(23,170)	$(11,211)
Foreign	(28,656)	(36,211)
Loss before income tax expense	$(51,826)	$(47,422)

The components of the provision for income taxes were as follows:

	Fiscal Year Ended September 30,
	2023	2022
	(in thousands)
Current
Federal	$—	$—
State	10	13
Foreign	21	68
	$31	$81
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Income tax expense	$31	$81
The effective tax rate differs from the federal statutory income tax rate applied to the loss before income tax expense due to the following:

	Fiscal Year Ended September 30,
	2023	2022
Tax computed at federal statutory rate	21.00%	21.00%
State income tax—net of federal benefit	(0.02)%	(0.02)%
Foreign rate differential	(11.62)%	(16.05)%
Change in valuation allowance	(6.23)%	0.09%
Stock-based compensation	—%	—%
Research and development tax credit	—%	—%
Other	(0.05)%	(0.04)%
Return to provision	(0.46)%	0.01%
Transaction costs	—%	1.58%
Deferred adjustment true up	(0.64)%	(6.74)%
Income tax expense	1.98%	(0.17)%
Significant components of the Company’s deferred tax assets are as follows:

	As of September 30,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses	$75,566	$64,013
Tax credit carryforwards	4,183	4,183
Allowances and reserves	101	36
Deferred revenue	535	473
Depreciation	37	17
Amortization of intangible assets	2,243	3,067
Disallowed interest	38	—
Accrued payroll	627	619
Right-of-use assets	7	9
Other	54	29
Unrealized loss	(254)	(567)
Less: valuation allowance	(83,137)	(71,879)
Total deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax planning strategies in making this assessment. Following this assessment, management believes it is more likely than not that the deferred tax assets will not be realized; accordingly, the Company has recorded a full valuation allowance as of September 30, 2023 and 2022.

The following table presents a roll forward of the valuation allowance for the fiscal years ended September 30, 2023 and 2022:

	Fiscal Year Ended September 30,
	2023	2022
	(in thousands)
Beginning balance	$(71,879)	$(70,573)
Additions	(898)	(8,643)
Deductions (reversal)	(10,360)	7,337
Ending balance	$(83,137)	$(71,879)
On the basis of this evaluation, as of September 30, 2023, a valuation allowance of $83.1 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

At September 30, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $201.5 million and $184.7 million, respectively and state net operating loss carryforwards of $144.5 million and $141.4, respectively. The federal and state loss carryforwards begin to expire in 2030, unless previously utilized. As of September 30, 2023 and 2022, the Company also had federal research and development tax credit carry-forwards of approximately $2.2 million for both years, and state research and development tax credit carry-forwards of approximately $1.9 million for both years. The federal research and development tax credits will begin to expire in 2032. The state research and development tax credits have an indefinite life and do not expire. At September 30, 2023 and 2022, the Company had foreign net operating loss carryforwards of approximately $99.0 million and $39.7 million, respectively. The foreign net operating loss carryforward will begin to expire in 2023. Utilization of the federal and state net operating loss carryforwards may be subject to substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the

“Code”), as well as similar state provisions. These ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change,” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

Any uncertain tax positions would be related to tax years that remain open and subject to examination by the relevant tax authorities. The Company has not accrued for interest or penalties associated with unrecognized tax liabilities. The Company is subject to U.S. federal tax authority examinations and U.S. state tax authority examinations for all years due to the net operating loss carryforwards. The Company files a federal U.S. tax return and several U.S. state income tax returns with varying statues of limitations.
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
Note 14. Related-Party Transactions
Sales to and purchases from related parties are made on terms equivalent to those that prevail in arm’s length transactions. The Company had related party sales of $0.8 million and $0.7 million to a related party shareholder for the fiscal years ended September 30, 2023 and 2022, respectively. The Company had no accounts receivable from related parties as of September 30, 2023 and 2022.
The Company incurred expenses of $0.3 million and $0.2 million related to the MariaDB Foundation (discussed below) and other expenses incurred in the ordinary course of business for the fiscal years ended September 30, 2023 and 2022, respectively.
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
The Company had no accounts payable to related parties as of September 30, 2023 and 2022.
Outstanding balances are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party receivables or payables.

Refer to Note 17 ("Subsequent Events") for additional information relating to related-party transactions.

Note 15. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to ordinary shareholders for the periods presented:

	Fiscal Year Ended September 30,
	2023	2022

	(in thousands, except shares and per share data)

Net loss attributable to ordinary shareholders	$(51,857)	$(47,503)

Weighted-average shares outstanding used to compute net loss per share attributable to ordinary shareholders, basic and diluted	56,295,289	13,416,353

Net loss per share attributable to ordinary shareholders, basic and diluted	$(0.92)	$(3.54)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Fiscal Year Ended September 30,
	2023	2022
Warrants	16,351,314	917,164
Stock options	7,897,771	9,757,282
Restricted stock units	4,602,830	—
Convertible preferred shares	—	41,883,053
Total	28,851,915	52,557,499
Warrant, stock option and share information is presented in the table above and its accompanying paragraphs as having been converted by the Exchange Ratio as of September 30, 2023 and 2022, as applicable.
Note 16. Accumulated Other Comprehensive Loss
The following summarizes accumulated other comprehensive loss for the fiscal years ended September 30, 2023 and 2022:

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance at September 30, 2021	$(7,477)	$—	$(7,477)
Other comprehensive loss before reclassifications	(4,005)	2,177	(1,828)
Net current period other comprehensive loss	(4,005)	2,177	(1,828)
Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)

Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)
Other comprehensive loss before reclassifications	1,362	—	1,362
Amounts reclassified from accumulated other comprehensive net loss	—	(2,177)	(2,177)
Net current period other comprehensive loss	1,362	(2,177)	(815)
Balance at September 30, 2023	$(10,120)	$—	$(10,120)

Note 17. Subsequent Events
Restructuring Activities

On October 12, 2023, the Company announced its plan to better align its workforce with the needs of its business and to reduce the Company’s operating costs. The plan includes a reduction of the Company's workforce by approximately 84 people, or approximately 28%. The Company expects the plan will result in (i) restructuring charges consisting of approximately $3.1 million in employee severance and notice period payments, benefits, and related costs and $0.1 million in non-cash stock-based compensation expense related to vesting of share-based awards, and (ii) cash expenditures of approximately $0.8 million to satisfy amounts owed due to earned vacation time.

As part of the plan, the Company will focus its attention on its core MariaDB Enterprise Server database product. Products not related to the core MariaDB Enterprise Server business, including SkySQL and Xpand, will no longer be sold and the Company has implemented a plan to help existing customers migrate off these products.

The Company expects the majority of the restructuring charges and expenses to be incurred during the first half of fiscal year 2024. In addition, an estimated 13 employees are expected to be provided transition packages that will provide for continued services through various dates of the Company’s fiscal year 2024.

SkySQL Divestiture
On November 17, 2023, the Company entered into an Asset Purchase Agreement (“APA”) by and among Mariadb plc, MariaDB USA, Inc. and SkyDB, Inc. (“Sky”), completing the divestiture of the SkySQL business. Under the terms of the APA, Sky purchased all of the intellectual property, technology, operational contracts and other assets related to the SkySQL business in exchange for: (a) a to-be issued minority equity interest of ten (10%) percent of the common equity of Sky upon a third-party financing of Sky; and (b) the release and extinguishment of severance obligations for certain former Company employees who chose to become employees of Sky. All parties to the APA are subject to non-competition and non-solicitation covenants for twelve months following the effective date of the APA. Under the revenue sharing and customer transition provisions of the APA, the Company is entitled to 30% of the net revenues of any assigned customer agreement.
New Debt and Related-Party Transaction

On October 10, 2023, the Company issued a senior secured promissory note to RP Ventures LLC (“RP Ventures”), a Delaware limited liability company, in the principal amount of $26.5 million (the “Note”). RP Ventures acts as Agent under the Note.

The Note will mature on the earlier of (i) January 10, 2024, (ii) the occurrence of a "change of control" (as that term is defined in the Note), (iii) the occurrence of any breach of any of the documentation relating to the Company’s Term Loan or any demand for repayment of the Term Loan, and (iv) the date on which the Note is otherwise declared due and payable pursuant to its terms. The proceeds of the Note were used by the Company to repay all amounts outstanding under the Term Loan (repaid on October 11, 2023), and have been and are being used to pay certain Note-related expenses, including expenses of RP Ventures, and for working capital purposes as approved by the Company’s board of directors. The Company paid RP Ventures a nonrefundable funding fee of $132,500, and agreed to pay or reimburse RP Ventures and Runa Capital Fund II, L.P. (“Runa”) for its out-of-pocket expenses related to the Note transaction. Net proceeds from the Note were $7.7 million after repayment of the Term Loan and the expenses set forth above.

Interest on the Note accrues on the principal amount at the rate of ten percent (10%) per annum and will be paid on a quarterly basis commencing on January 1, 2024. The Company may prepay any amounts due under the Note without penalty or premium, subject to the prior written consent of RP Ventures, provided that any prepayment of principal under the Note be accompanied by interest accrued and unpaid through the date of such prepayment. RP Ventures may demand immediate repayment of certain amounts outstanding under the Note if the Company or any of its subsidiaries incurs additional indebtedness or disposes, sells, or otherwise transfers any of their property or assets outside of the ordinary course of business, or if the Company or any of its subsidiaries receives any proceeds from the occurrence of a casualty event.

Until January 10, 2024, the Note restricts the Company from pursuing or accepting any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company, in each case other than with RP Ventures or Runa.

The Note also limits the ability of the Company to, among other things, (i) incur indebtedness, (ii) create certain liens, (iii) declare or distribute dividends or make certain other restricted payments, (iv) be party to a merger, consolidation, division or other fundamental change, (v) transfer, sell or lease Company assets, (vi) make certain modifications to the Company’s organizational documents or indebtedness, (vii) engage in certain transactions with affiliates, (viii) change the Company’s business, accounting or reporting practices, name or jurisdiction or organization, (ix) establish new bank accounts, and (x) establish or acquire any subsidiary. In addition, without the Agent’s prior consent, the Company will be restricted in, among other things, taking part in transactions outside of the ordinary course of its existing business, making certain payments, or issuing equity interests.

In connection with issuance of the Note, the Company and MariaDB USA. Inc. and certain other of the Company’s subsidiaries (the “Guarantors”) entered into a Guarantee and Collateral Agreement (the “Security Agreement”), pursuant to which the Company and each Guarantor pledged substantially all of their respective assets as collateral for the Note and each Guarantor guaranteed to RP Ventures the payment of all obligations arising from the Note.

Pursuant to the terms of the Note, on October 10, 2023, Michael Fanfant and Yakov “Jack” Zubarev were appointed to the Company’s board of directors. Mr. Fanfant is the sole member and manager of RP Ventures, and is a shareholder of Runa Capital II (GP), the general partner of Runa, and Runa Capital Opportunity I (GP), the general partner of Runa Capital Opportunity Fund I, L.P. and the managing shareholder of Runa Ventures I Limited, which collectively beneficially own approximately 8% of the outstanding Ordinary Shares of the Company. Mr. Zubarev is the brother of Ilya Zubarev, who is a shareholder in Runa Capital II (GP) and Runa Capital Opportunity I (GP) and one of four members of the investment committee of each of these entities that makes all investment and voting decisions relating to the Company’s Ordinary Shares held by Runa, Runa Capital Opportunity Fund I, L.P. and Runa Ventures I Limited.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023, and have concluded that because of the material weaknesses in our internal control over financial reporting as discussed below, these controls and procedures were not effective.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weaknesses discussed below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, our management, including our principal executive and financial officers, have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. Based on management's assessment, we have concluded that due to the material weaknesses discussed below, the Company’s internal control over financial reporting was not effective as of September 30, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified in management’s assessment as of September 30, 2023 related to (i) insufficient knowledge of accounting with respect to the requirements and application of U.S. GAAP, (ii) a lack of formality in our internal control activities, especially related to management review-type controls, and (iii) ineffective information technology general controls (ITGCs).
With respect to insufficient knowledge of accounting with respect to the requirements and application of U.S. GAAP, we did not properly account for incremental costs of obtaining customer contracts. Certain incremental costs that qualify for capitalization and amortization over the expected period of benefit were inappropriately expensed in the period the commission was earned, resulting in an overstatement of operating expenses in the previously issued financial statements. Further, the Company lacked a sufficient number of professionals with an appropriate level of accounting knowledge, training, and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of its financial reporting objectives in its finance and accounting functions. With respect to a lack of formality in our control activities, we did not sufficiently establish formal policies and procedures to design effective controls, establish responsibilities to execute these policies and procedures and hold individuals accountable for performance of these responsibilities, including review over revenue recognition and accounting for incremental costs of obtaining customer contracts. With respect to ineffective information technology general controls, we lacked effectively designed controls around user access, change management, and segregation of duties.

Accordingly, our controls were not effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as a non-accelerated filer.

Remediation Efforts to Address Material Weakness

The Board of Directors and management are fully committed to maintaining a strong internal control environment. The Company has taken and will continue to take significant and comprehensive actions to remediate the material weaknesses in internal control over financial reporting.

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include:

•Developing and delivering internal control training to management and finance/accounting personnel, focusing on a review of management’s and individual roles and responsibilities related to internal control over financial reporting.
•Hiring, training and developing experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions.
•Engaging a qualified third party Sarbanes-Oxley (“SOX”) compliance accounting firm to assist us in bolstering and implementing our SOX compliance program, with a focus on documenting processes and controls, identifying and addressing control gaps, formalizing the internal control activities and strengthening the overall quality of documentation that evidences control activities.
•Performing a financial statement risk assessment and scoping exercise to identify and assess the risks of material misstatements in our financial statements to better ensure that the appropriate effort and resources are dedicated to addressing risks of material misstatements.
•Establishing a disclosure committee comprised of our CFO, General Counsel, and other senior finance/accounting and legal personnel to, among other things, review and, as necessary, help revise the Company’s controls and other procedures to ensure that information required by us to be disclosed is recorded, processed, summarized and reported accurately and on a timely basis.
•Implementing a Section 302 sub-certification program to reinforce the Company’s culture of compliance.
•Implementing processes to improve monitoring activities involving the review and supervision of our accounting operations, including increased and enhanced balance sheet reviews to allow more focus on quality account reconciliations and enhanced monitoring of our internal control over financial reporting.

•Expanding controls and/or applying other appropriate procedures to address the design and operation of ITGCs on systems supporting our financial processes including automating various processes.
•Evaluating and implementing enhanced process controls around user access management to key information systems which may impact our financial reporting.
•Developing and maintaining policy documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes.
•Enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe the remediation steps outlined above has improved and will continue to improve the effectiveness of our internal control over financial reporting. While we have made meaningful progress on strengthening our internal controls relative to the material weaknesses, we have not fully tested all our remedial actions to verify the effectiveness of their design or operation.

The Board of Directors and management believe that the Company’s remedial actions will provide an appropriate control environment going forward once the material weaknesses disclosed herein are remediated and other actions described herein have been taken and completed.

As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.

Limitations on Controls and Procedures

In designing and evaluating our disclosure controls and procedures and internal control over financial reporting, management recognizes that disclosure controls and procedures and internal control over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of those controls and procedures are met. Additionally, in designing disclosure controls and procedures and internal control over financial reporting, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2023, we hired experienced accounting executives and personnel with a level of public accounting knowledge and experience in the application of U.S. GAAP commensurate with our financial reporting requirements and the complexity of our operations and transactions. During the third quarter of the fiscal year ended September 30, 2023, we hired a new Chief Financial Officer. In addition, during the fourth quarter of the fiscal year ended September 30, 2023, we hired a new Vice President, Corporate Controller. There was no other change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fourth quarter of the fiscal year ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the definitive proxy statement to be filed with the SEC no later than 120 days after September 30, 2023 in connection with our 2024 annual meeting of shareholders, or the 2024 Proxy Statement.
Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the 2024 Proxy Statement.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/ Furnished with This Report
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated January 31, 2022	S-4	333-265755	2.1	2/1/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated December 9, 2022	8-K	001-40382	2.1	12/12/2022
3.1	Amended MariaDB Memorandum and Articles of Association	8-K	001-41571	3.1	12/22/2022
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and Angel Pond Holdings Corporation	8-K	001-40382	4.1	5/20/2021
4.2	Warrant Amendment Agreement, dated as of December 16, 2022, by and among Angel Pond Holdings Corporation, Continental Stock Transfer & Trust Company, and Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-41571	4.2	12/22/2022
4.3	Post-Amendment Assignment and Assumption Agreement, dated as of December 16, 2022, by and among MariaDB plc, Angel Pond Holdings Corporation, and Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-41571	4.3	12/22/2022
4.4	Specimen MariaDB Stock Certificate	S-4/A	333-265755	4.6	10/20/2022
4.5	Specimen MariaDB Warrant Certificate (included in Exhibit 4.2 (Exhibit A))	8-K	001-41571	4.2	12/22/2022
4.6	Amended and Restated Warrant Agreement, effective as of December 16, 2022, by and among MariaDB Corporation Ab, Mangomill plc and Kreos Capital IV (Expert Fund) Limited.	8-K	001-40382	4.6	12/22/2022
4.7	Description of Securities					X
10.1	Form of Subscription Agreement	8-K	001-40382	10.1	2/1/2022
10.2	Form of Lock-Up Agreement	8-K	001-41571	10.2	12/22/2022
10.3	Form of Registration Rights Agreement	8-K	001-41571	10.3	12/22/2022
10.4#	Form of Deed of Indemnification	8-K	001-41571	10.4	12/22/2022
10.5#	Form of Indemnification Agreement	8-K	001-41571	10.5	12/22/2022
10.6#	Form of Deed of Indemnity Rights	8-K	001-41571	10.6	12/22/2022
10.7#	2022 MariaDB plc Equity Incentive Plan	8-K	001-41571	10.7	12/22/2022
10.8#	Form of Restricted Stock Unit Award Grant Notice	8-K	001-41571	10.8	12/22/2022
10.9#	Form of Stock Option Grant Notice	8-K	001-41571	10.9	12/22/2022
10.10#	MariaDB plc Executive Annual Incentive Plan	8-K	001-41571	10.10	12/22/2022

10.11#	MariaDB plc Non-Employee Director Compensation Program	8-K	001-41571	10.11	12/22/2022
10.12#	MariaDB Corporation AB Summer 2022 USA Share Option Plan and Form of Agreement	8-K	001-41571	10.12	12/22/2022
10.13#	MariaDB Corporation AB Amended and Restated Global Share Option Plan 2017 USA and Form of Option Agreement	8-K	001-41571	10.13	12/22/2022
10.14#	SkySQL Corporation Ab Global Share Option Plan 2014 USA	8-K	001-41571	10.14	12/22/2022
10.15#	MariaDB Corporation Ab Global Share Option Plan 2017	S-8	333-270277	99.4	3/3/2023
10.16#	SkySQL Corporation Ab Global Share Option Plan 2014	S-8	333-270277	99.6	3/3/2023
10.17#	SkySQL Corporation Ab Global Share Option Plan 2012 USA	S-8	333-270277	99.7	3/3/2023
10.18#	SkySQL Corporation Ab Global Share Option Plan 2012 Europe	S-8	333-270277	99.8	3/3/2023
10.19#	SkySQL Corporation Ab Global Share Option Plan 2010 USA	S-8	333-270277	99.9	3/3/2023
10.20#	SkySQL Corporation Ab Global Share Option Plan 2010 Europe	S-8	333-270277	99.10	3/3/2023
10.21#	SkySQL Corporation Ab Global Share Option Plan 2010 Europe (France/Sweden)	S-8	333-270277	99.11	3/3/2023
10.22#	Employment Offer Letter, dated November 4, 2018, between MariaDB Corporation AB and Michael Howard	8-K	001-41571	10.15	12/22/2022
10.23#	Employment Offer Letter, dated May 15, 2017, between MariaDB Corporation Ab and Jon Bakke	8-K	001-41571	10.17	12/22/2022
10.24	Assumption, Amendment and Restatement Agreement, dated as of September 8, 2022, by and among MariaDB Corporation Ab, Mangomill plc and Kreos Capital IV (Expert Fund) Limited.	8-K	001-41571	10.18	12/22/2022
10.25#	Employment Agreement, dated as of March 31, 2023, between MariaDB plc and Conor McCarthy	8-K	001-41571	10.1	4/6/2023
10.26#	Employment Agreement between MariaDB plc and Paul O’Brien	8-K	001-41571	10.1	5/30/2023
10.27#	Separation Agreement between MariaDB plc and Michael Howard	8-K	001-41571	10.2	5/30/2023
10.28#	Employment Agreement between MariaDB plc and Franz Aman	10-Q	001-41571	10.3	8/14/2023
10.29#	Employment Agreement between MariaDB plc and Thomas Siegel	10-Q	001-41571	10.4	8/14/2023
10.30	Senior Secured Promissory Note, dated October 10, 2023	8-K	001-41571	10.1	10/10/2023
10.31#	Separation Agreement between MariaDB plc and Franz Aman					X
10.32#	Employment Agreement between MariaDB plc and Roya Shakoori					X

21.1	List of Subsidiaries	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X

# Indicates a management contract or compensatory plan, contract or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIADB PLC

Date: December 29, 2023	By:	/s/ Paul O’Brien
	Name:	Paul O’Brien
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul O'Brien	Chief Executive Officer and Director	December 29, 2023
Paul O'Brien	(Principal Executive Officer)

/s/ Conor McCarthy	Chief Financial Officer	December 29, 2023
Conor McCarthy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jurgen Ingels	Director and Chairman of the Board	December 29, 2023
Jurgen Ingels

/s/ Michael Fanfant	Director	December 29, 2023
Michael Fanfant

/s/ Yakov Zubarev	Director	December 29, 2023
Yakov Zubarev