Form 10-K/A
period 2023-09-30
MariaDB plc
filed 2024-01-29
CIK 1929589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K/A
(Amendment No. 1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant on March 31, 2023, based on the closing price of $1.38 per Ordinary Share as reported by the New York Stock Exchange, was approximately $72.1 million. Ordinary Shares beneficially owned by each executive officer, director, and holder of more than 10% of our Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had outstanding 67,749,429 shares of common stock as of January 25, 2024.

Auditor Name: MaloneBailey, LLP	Auditor Location: Houston, Texas	Auditor Firm ID: 206

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 for the sole purpose of reporting the information required by Part III of Form 10-

K. Our Annual Report on Form 10-K, or the Original Filing, was originally filed with the Securities and Exchange Commission, or the SEC, on December 29, 2023. Items 10 through 14 of Item III of Form 10-K are more limited than what is required to be included in the proxy statement to be filed in connection with our 2024 Annual General Meeting of Shareholders. Accordingly, the proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Items 10 through 14 of Item III of Form 10-K.

This Amendment (i) amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing and (ii) deletes the reference on the cover of the Original Filing to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Filing. Pursuant to the SEC rules, Item 15 of Part IV has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Other than with respect to the information contained herein with respect to Part III below, this Amendment does not change any of the information contained in the Original Filing. Other than as specifically set forth herein, we have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, this Amendment should be read in conjunction with our Original Filing. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Filing.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
DIRECTORS
As of the date of this proxy statement, our board of directors (the “Board”) was composed of four members, classified into three classes and with standing Board committee composition as set forth in the table below.

Name	Current Term Expires	Age	Audit Committee	Compensation and Human Resources Committee	Governance and Sustainability Committee
Class I
Michael Fanfant	2026	33
Jurgen Ingels *	2026	53	**, ***	**, ***	**, ***
Class II
Yakov “Jack” Zubarev	2024	48
Class III
Paul O’Brien	2025	68
______________________________

*    Board Chair
**    Committee Member
***     Committee Chair

Class I Directors
Jurgen Ingels served as a member of the board of directors of Legacy MariaDB from May 2020 until the completion of the Business Combination and has served as a member of our Board since the completion of the Business Combination and as Board Chair since October 2023. Mr. Ingels is the Founder and Managing Partner of SmartFin, a growth stage private equity fund that he founded in December 2014. Prior to that, Mr. Ingels was the Founder and Chief Financial Officer of Clear2Pay, a global payments software technology company, from 1999 until October 2014, when it was acquired by FIS Global. Mr. Ingels previously held the position of Senior Investment Manager at Dexia NV/S.A. from 1997 to 2001. Mr. Ingels has served on the board of directors of Materialise, a public company in the 3D printing/additive manufacturing sector, since November 2013. Mr. Ingels has also served as a member of the board of directors of WDP, a public company in Europe focused on the development of logistical concepts and warehouses, since February 2018. From January 2015 until December 2021, he served on the board of directors and audit committee of UnifiedPost Group, a public company in digital automatization. He has been an advisory board member of NPM Capital since March 2022 and has served on the Investment Committee of Tioga Capital Partners since July 2020. Mr. Ingels currently serves on numerous private company boards and has been a member of different audit committees, including Ghelamco, since June 2017, Itineris, since May 2012 and Projective, since December 2011, Deliverect, since April 2020, and Guardsquare, since December 2014. Mr. Ingels holds a Master of Science degree in Political and Social Sciences and an MBA from the University of Antwerp. We believe Mr. Ingels is qualified to serve on our Board given his extensive experience in investment and finance, as well as his broad range of service on company boards, including his service on the Legacy MariaDB board of directors and the knowledge that service brings to our Board.
Michael Fanfant was appointed to our Board in October 2023 as an RP Appointee, in connection with the RP Loan. He has served as a Director of Runa Capital, Inc. since September 2021. He previously served as a Principal of Runa Capital, Inc. from September 2019 to September 2021 and Senior Associate of Runa Capital, Inc. from October 2017 to September 2019. Mr. Fanfant is the Co-Founder and served as Chief Operating Officer of Octane Lending, Inc., a U.S. based point-of-sale financing and technology company, from 2014 to 2017. Mr. Fanfant has served on the Board of Directors of Octane Lending, Inc. since 2014. Mr. Fanfant also serves as a board member and board observer of other private companies. Mr. Fanfant previously worked in the Corporate Strategy Group at Capital One Financial Corporation.

Mr. Fanfant holds a B.A. in Economics from Stanford University. We believe Mr. Fanfant is qualified to serve on our Board given his experience as a senior executive in a technology company.
Class II Director
Yakov “Jack” Zubarev was appointed to our Board in October 2023 as an RP Appointee, in connection with the RP Loan. Since March 2019, Mr. Zubarev has been investing personally and consulting within the technology sector. Previously, he served as Chief Executive Officer of Parallels Inc., a cross-platform technological solutions company, which was sold to Corel Corporation in December 2018. Prior to his CEO role, Mr Zubarev held various executive roles in product management, product marketing, and business development. Mr. Zubarev holds an M.B.A. from the University of San Francisco. As a seasoned technology executive with over 25 years of experience in growing innovative businesses, we believe Mr. Zubarev is well qualified to serve on the Board.
Class III Director
Paul O’Brien has served as Senior Vice President, Sales and Field Operations of the Company from March 2023 to May 2023, and as Chief Executive Officer and a director since May 2023. Prior to March 2023, Mr. O’Brien served as Vice President, Operations at NetApp, Inc., a storage and data management company, from May 2020 to May 2022. From January 2015 to February 2020, Mr. O’Brien served as Vice President, Business Intelligence and Operations at Symantec Corporation, a security company. Prior to that, Mr. O’Brien held various management positions at EMC Corporation, a storage and data management company, and HP Inc. (then Hewlett-Packard Company), a technology company, and also served as a partner at Prism Venture Partners, a venture firm. Mr. O’Brien holds a B.S. in Business Administration from Merrimack College. The Board believes that Mr. O’Brien brings to the Board a deep knowledge of sales and marketing, operational and strategic development, product management, and global marketing strategy. In addition, through his experience at the Company and at prior companies, Mr. O’Brien has a broad understanding of the operational issues that face companies such as MariaDB, and as the Company's Chief Executive Officer, he is a critical bridge between everyday Company, industry, and investor matters and the Board.
In connection with the RP Loan (as defined below), Mr. Zubarev and Mr. Fanfant (the “RP Appointees”) were appointed to the Board in October 2023 pursuant to their selection by RP Ventures (as defined below). Under the terms of the RP Loan, if any RP Appointee resigns, is removed, is replaced, becomes incompetent or such board seat becomes vacant for any reason, RP Ventures may propose a replacement individual to be an RP Appointee. RP Ventures may have removed or replaced any RP Appointee in its sole discretion and MariaDB shall immediately procure that any replacement board member be appointed to the Board as soon as practicable. In addition, RP Ventures can request that any of the RP Appointees be appointed to a committee of the Board.

In the event of death, disqualification, resignation, retirement, disqualification or removal from office of any nominee or the refusal or inability of any nominee to serve as a director, the Board, acting on the recommendation of our Governance and Sustainability Committee and the requirements of the RP Loan, discussed above regarding RP Appointees, may appoint a person to fill the casual vacancy so created in accordance with the Company's articles of association.

In addition, under the terms of the RP Loan, the size of the Board has been set at four and may not be changed without approval or waiver by RP Ventures and the Board cannot fill any vacancy of the Board without the consent of RP Ventures.

There are no family relationships between any of our directors, nominees, or executive officers. Other than as discussed above regarding the RP Appointees and the RP Loan, there also are no arrangements or understandings between any director, nominee, or executive officer and any other person pursuant to which he or she has been or will be selected as a director or executive officer.
Please see the section “Certain Relationships and Related Party Transactions – RP Loan” for additional discussion of the RP Loan and related information.
CORPORATE GOVERNANCE AND BOARD MATTERS
Composition of our Board
Pursuant to the Irish Companies Act and our articles of association (the “Articles”), our board of directors (the “Board”) is responsible for the management of our business and serves as the ultimate decision-making body of the Company except for those matters reserved under Irish law to our shareholders. Our Board oversees our management team to whom it has delegated the power to manage our day-to-day operations. While our Board’s oversight role is very broad and may concentrate on different areas from time to time, its primary areas of focus are strategy, oversight, governance, risk, and compliance, as well as assessing management and making changes as circumstances warrant. In certain of these areas, responsibility will be conferred on our Board’s committees, which in turn will be responsible for reporting to our Board on their activities and actions.
In accordance with the terms of the Articles, our Board establishes the authorized number of directors from time to time by resolution, which number shall not be less than two. Our Board consists of four members as of the date of this Amendment, with two Runa Appointees. In accordance with the Articles, our Board is divided into three classes: Class I, Class II and Class III. The term of the Class I directors will terminate at the conclusion of our 2026 annual general meeting; the term of the Class II director will terminate at the conclusion of our 2024 annual general meeting; and the term of the initial Class III director will terminate at the conclusion of our 2025 annual general meeting. At each annual general meeting, all of the directors of the class of directors whose term expires at the conclusion of that applicable annual general meeting will retire from office unless re-elected, and re-elected directors and successors to that class of directors will be elected for a three-year term.
Our Board is divided among the three classes as follows:
•the Class I directors are Jurgen Ingels and Michael Fanfant, and their terms will expire at the annual general meeting to be held in 2026;
•the Class II director is Yakov “Jack” Zubarev, and his term will expire at the annual general meeting to be held in 2024; and
•the Class III director is Paul O’Brien, and his term will expire at the annual general meeting to be held in 2025.
If the number of directors is changed, any increase or decrease shall be apportioned among the classes in order to maintain the number of directors in each class as nearly equal as possible or as the chair of our Board may otherwise direct. In no case will a decrease in the number of directors shorten the term of any incumbent director.
Other than as described in the last paragraph of this section “Composition of our Board”: (i) a director shall generally hold office until the conclusion of the annual general meeting for the year in which such director’s term expires and, subject to the Articles, until such director’s successor shall be elected, subject to prior death, resignation, retirement, disqualification or removal from office; and (ii) any vacancy on our Board, including a vacancy that results from an increase in the number of directors or from the death, resignation, retirement, disqualification or removal of a director, generally, can only be filled by (a) the decision of a majority of the directors then in office, provided that a quorum is present and provided that the appointment does not cause the number of directors to exceed any number fixed in accordance with the Articles as the maximum number of directors, or (b) by a vote of the shareholders of the Company in a general meeting.
The division of our Board into three classes with staggered three-year terms may delay or prevent a change of the management or a change in control of the Company.
Under the terms of the RP Loan, the size of the Board has been set at four and may not be changed without approval or waiver by RP Ventures and the Board cannot fill any vacancy of the Board without the consent of RP Ventures. Mr. Zubarev and Mr. Fanfant, were appointed to the Board in October 2023 pursuant to their selection by RP Ventures. Under the terms of the RP Loan, if any RP Appointee resigns, is removed, is replaced, becomes incompetent or such board seat becomes vacant for any reason, RP Ventures may propose a replacement individual to be an RP Appointee. RP Ventures may have removed or replaced any RP Appointee in its sole discretion and MariaDB shall immediately procure that any replacement board member be appointed to the Board as soon as practicable. In addition, RP Ventures can request that any of the RP Appointees be appointed to a committee of the Board.
Director Selection and Evaluation
The Governance and Sustainability Committee generally oversees the selection and recommendation of nominees for election as directors to the Board. The Governance and Sustainability Committee may consider candidates who are recommended by its members, by other Board members, by shareholders, and by management, as well as those identified by third-party search firms retained to assist in identifying and evaluating possible candidates. When considering director nominees at an annual general meeting or upon a vacancy, the Governance and Sustainability Committee reviews the needs of the Board for various skills, backgrounds, experiences, attributes, and expected contributions. The Governance and Sustainability Committee also takes into consideration the qualification standards established from time to time by the Governance and Sustainability Committee. When reviewing potential nominees, including incumbents, the Governance and Sustainability Committee considers the perceived needs of the Company and the Board as a whole, as well as the candidate’s relevant background, experience, skills, attributes, and expected contributions to the Board. While the Company does not have a specific policy regarding diversity, when considering the nomination of directors, the Governance and Sustainability Committee also considers the diversity of its directors and nominees in terms of knowledge, experience, background, skills, attributes, expertise, and other demographic factors.
In addition, the Governance and Sustainability Committee has considered the director-related requirements of the RP Loan. See “Composition of our Board” for more information.
The Governance and Sustainability Committee evaluates candidates recommended by shareholders using the same criteria it applies to evaluate other candidates. Shareholders who wish to recommend a director candidate should provide the candidate’s name, biographical data and other relevant information together with a consent from the suggested candidate to serve on the Company’s Board if nominated and elected to the Chair of the Governance and Sustainability Committee by sending such information to: MariaDB plc, Attn: Conor McCarthy, Chief Financial Officer and Corporate Secretary, 699 Veterans Blvd, Redwood City, CA 94063, United States of America. A shareholder wishing to nominate a candidate must follow the notice procedures described in the Articles. Any notice of director nomination submitted to MariaDB must include the additional information required by Rule 14a-19(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Board Leadership Structure
The positions of chief executive officer and chair of the Board are held by separate individuals. Alexander Suh served as Chair of our Board from the completion of the Business Combination, until his resignation in October 2023 and his replacement by Jurgen Ingels. The position of Chair is independent from management. As Chair during fiscal year 2023, Mr. Suh set the agendas for, and presided over, the Board meetings and also chaired executive sessions of the non-management directors, which are held periodically, with Mr. Ingels assuming the same duties following Mr. Suh's resignation. Our Chief Executive Officer is also a member of the Board and participates in its meetings. The Board believes the separation of the positions of Chief Executive Officer and Chair is the appropriate structure at this time. The Board regularly assesses its leadership structure from time to time to ensure that the leadership structure is the most appropriate for the Company.
Role of the Board in Risk Oversight
One of the key functions of our Board is to provide informed oversight of our risk management processes as designed and implemented by our management. Our Board does not currently have a standing risk management committee, but rather administers this oversight function directly through our Board as a whole, as well as through, and with appropriate updates from, the various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic, business plan and capital risk exposures, while our Audit Committee has the responsibility to consider and discuss our enterprise risk management and major financial risk exposures and the steps management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our Audit Committee also monitors compliance with applicable financial, legal and regulatory requirements. Our Compensation and Human Resources Committee assesses and monitors whether our compensation and human resources plans, policies and programs comply with applicable legal and regulatory requirements and consider related risks. Our Governance and Sustainability Committee oversees our overall corporate governance profile and ratings, composition and structure of our Board and its committees, and director independence, as well as environmental, social and other governance-related matters, and considers related risks. As of October 2023, Mr. Ingels is the sole member of each of these committees and thus responsible for discharging the above responsibilities relating to the committees.
Meetings and Committees of the Board

During the fiscal year ended September 30, 2023, our Board met ten times. Each of our directors serving at the time attended at least 75% of applicable Board and committee meetings during the fiscal year ended September 30, 2023. We expect our directors to attend all board meetings and any meetings of committees of which they are members and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. We do not have a policy for the attendance of our directors at our annual general meeting of shareholders, but all directors are encouraged to attend.
Audit Committee
Jurgen Ingels serves as the sole member of our Audit Committee. Under the NYSE listing standards and rules and applicable SEC rules, the members on the Audit Committee must generally be independent. Our Board has determined that

Mr. Ingels is independent under the NYSE listing standards and rules and applicable SEC rules, and he also serves as the Chair of the Audit Committee. Currently, our Audit Committee is not comprised of at least three independent directors and is not in compliance with Section 303A.07(a) of the Manual, and we were so notified by NYSE on October 17, 2023.
During the fiscal year ended September 30, 2023 and until Ms. Russell and Mr. Suh's October 2023 resignation, Christine Russell, Jurgen Ingels, and Alexander B. Suh served as members of our Audit Committee, with Ms. Russell serving as Chair. Our Board previously determined that each of Christine Russell, Jurgen Ingels, and Alexander B. Suh were independent under the NYSE listing standards and rules and applicable SEC rules. Each current and former member of the Audit Committee is financially literate and our Board has determined that each current and former member qualified or qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee met three times during the fiscal year ended September 30, 2023. The Audit Committee is responsible for, among other things, the following matters:
•assisting our Board in overseeing the corporate accounting and financial processes;
•selecting a qualified firm to serve as our independent registered public accounting firm to audit our financial statements and determining the compensation and oversight of the work of the independent registered public accounting firm for the purpose of preparing or issuing an audit report or related work;
•helping to ensure the independence and performance of our independent registered public accounting firm;
•discussing the scope and results of the audit with our independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, our interim and year-end financial statements;
•overseeing the audit of the statutory financial statements under Irish law and the selection, remuneration and performance of the Irish statutory auditor;
•establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
•reviewing and overseeing our policies and processes on enterprise risk management;
•reviewing the adequacy and effectiveness of our internal control policies and procedures and disclosure controls and procedures;
•reviewing policies, processes and matters regarding related person transactions;
•approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by our independent registered public accounting firm; and
•reviewing legal and related matters that could have a significant impact on our financial statements and compliance with applicable laws.
Our Board has adopted a written charter for the Audit Committee, which is available on Governance Documents tab of the Investor Relations section of our website at investors.mariadb.com.
Compensation and Human Resources Committee
Jurgen Ingels serves as the sole member of our Compensation and Human Resources Committee. Under the NYSE listing standards and rules, the members on the Compensation and Human Resources Committee must generally be independent. Our Board has determined that Mr. Ingels is independent and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.
During the fiscal year ended September 30, 2023 and until Ms. Russell and Mr. Berenson's resignations, Jurgen Ingels, Christine Russell, and Harold R. Berenson served as members of our Compensation and Human Resources Committee. Our Board determined that each of Jurgen Ingels, Christine Russell and Harold R. Berenson were both independent and each was a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The Compensation and Human Resources Committee met three times during the fiscal year ended September 30, 2023. The Compensation and Human Resources Committee is responsible for, among other things, the following matters:
•reviewing, approving and determining the compensation of our executive officers, including the Chief Executive Officer, and certain other key employees;
•reviewing and recommending to the Board compensation and benefits, including equity awards, of the non-employee directors for service on our Board or any committee thereof;

•reviewing, approving and, in certain situations, making recommendations to our Board regarding incentive compensation and equity compensation plans and other compensatory arrangements;
•administering our equity and various other benefit plans, including incentive plans;
•establishing and reviewing general policies and the overall philosophy relating to compensation and benefits of our employees; and
•reviewing our strategies and policies relating to human capital management, including with respect to workplace environment and culture, pay equity and talent attraction and retention.
Our Board has adopted a written charter for the Compensation and Human Resources Committee, which is available on Governance Documents tab of the Investor Relations section of our website at investors.mariadb.com.
During fiscal year 2023, the Compensation and Human Resources Committee engaged an independent compensation consultant, FW Cook, to review and provide advice and recommendations on the form, structure and amount of executive and non-employee director compensation. The compensation consultant provided, among other things, comparative compensation data from selected peer companies that was used by the Compensation and Human Resources Committee as reference points for its decisions. The compensation consultant reported directly to the Compensation and Human Resources Committee, did not perform any other work for us and only received fees from the Company on behalf of its work for the Compensation and Human Resources Committee.
The Compensation and Human Resources Committee is authorized under its charter to delegate authority to subcommittees of the Compensation and Human Resources Committee, one or more members of the Board or to one or more designated officers. Pursuant to this authority, the Compensation and Human Resources Committee has delegated to Mr. O’Brien, our Chief Executive Officer, and Mr. McCarthy, our Chief Financial Officer and Corporate Secretary, the authority to make certain equity grants to non-executive officer employees under the Company’s 2022 Equity Incentive Plan, subject to the limits of the delegated authority and compliance with applicable laws.
Compensation and Human Resources Committee Interlocks and Insider Participation
None of the members of our Compensation and Human Resources Committee has ever been an executive officer or an employee of MariaDB or Legacy MariaDB. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that serve as a member of our Board or the Compensation and Human Resources Committee.
Governance and Sustainability Committee
Jurgen Ingels serves as the sole member of our Governance and Sustainability Committee. Under the NYSE listing standards and rules, the members on the Compensation and Human Resources Committee must generally be independent. Our Board has determined that Mr. Ingels is independent.
During the fiscal year ended September 30, 2023 and until their resignation in October 2023, Alexander B. Suh and Christine Russell served as members of our Governance and Sustainability Committee. The Governance and Sustainability Committee met three times during the fiscal year ended September 30, 2023. The Governance and Sustainability Committee is responsible for, among other things, the following matters:
•identifying (including taking into consideration the diversity of our Board), evaluating and selecting, or making recommendations to our Board regarding, nominees for election to the Board and its committees, as well as regarding who shall chair such bodies;
•periodically evaluating the performance of our Board and its committees, including individual directors;
•developing and making recommendations to our Board regarding corporate governance guidelines and other governance matters;
•overseeing our programs, policies and practices relating to environmental, social and governance (“ESG”) matters;
•reviewing developments in corporate governance practices, including those relating to ESG matters, and evaluating the adequacy of our corporate governance practices and reporting; and
•overseeing sustainability matters, including through the review of relevant metrics, emerging trends, overall performance, risks and opportunity assessments, and management processes related to our ESG initiatives.

Our Board has adopted a written charter for the Governance and Sustainability Committee, which is available on Governance Documents tab of the Investor Relations section of our website at investors.mariadb.com.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our Board has adopted Corporate Governance Guidelines that address governance related matters, such as the qualifications and responsibilities of directors and director candidates and corporate governance policies and standards. In addition, our Board has adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors, including the Chief Executive Officer and other executive and senior financial officers. The full texts of our Corporate Governance Guidelines and Code of Business Conduct and Ethics is available on Governance Documents tab of the Investor Relations section of our website at investors.mariadb.com. In addition, we will post amendments to our Code of Business Conduct and Ethics and any required disclosures and related waivers for directors and officers, on the same website.
EXECUTIVE OFFICERS
As of January 29, 2024, the following persons serve as our executive officers:

Name	Age	Position
Paul O’Brien	67	Chief Executive Officer and Director
Conor McCarthy	66	Chief Financial Officer
Thomas Siegel	59	Chief Revenue Officer
Jonah Harris	42	Chief Technical Officer
Paul O’Brien has served as Senior Vice President, Sales and Field Operations of the Company from March 2023 until May 2023 and as Chief Executive Officer and a director since May 2023. Prior to March 2023, Mr. O’Brien served as Vice President, Operations at NetApp, Inc., a storage and data management company, from May 2020 to May 2022. From January 2015 to February 2020, Mr. O’Brien served as Vice President, Business Intelligence and Operations at Symantec Corporation, a security company. Prior to that, Mr. O’Brien held various management positions at EMC Corporation, a storage and data management company, and HP Inc. (then Hewlett-Packard Company), a technology company, and also served as a partner at Prism Venture Partners, a venture firm. Mr. O’Brien holds a B.S. in Business Administration from Merrimack College.
Conor McCarthy has served as our Chief Financial Officer since April 2023. Mr. McCarthy most recently served as the Chief Financial Officer of Ideanomics, Inc., a Nasdaq-listed company in the electric vehicle industry, from September 2019 to September 2022. Prior to that, Mr. McCarthy served as the Chief Financial Officer of OS33, a fintech SaaS platform, from July 2018 to May 2019, the Chief Financial Officer of Intent, a data science and advertising technology firm, from May 2016 to July 2018, the Chief Financial Officer of Convergex Group, an equity brokerage firm, from June 2014 to July 2015, and the Chief Financial Officer and Finance Director of the Americas for GFI Group, Inc., a NYSE-listed fintech wholesale money broker (now part of BGC Partners), from March 2005 to June 2014. Mr. McCarthy started his career as an auditor with KPMG in Ireland before transitioning into the financial services industry, working as Chief Financial Officer, Treasurer, and in other executive finance roles. Mr. McCarthy holds a CA from the Institute of Chartered Accountants in Ireland.
Thomas Siegel has served as our Chief Revenue Officer since June 2023. Mr. Siegel most recently served as Chief Revenue Officer of Bringg, Inc., a delivery management platform provider, from April 2021 to April 2023. Prior to that, he served as Chief Sales Officer of Fuze, Inc., a cloud collaboration software company, from December 2019 to April 2021, as well as Senior Vice President of North America and APAC Sales from October 2019 to December 2019 overlapping briefly with his role/duties as Senior Vice President Global Sales Operations and Commercial Sales from January 2018 to December 2019, and Senior Vice President, Global Sales Operations from January 2016 to January 2018. In addition, Mr. Siegel previously held sales management positions with software and technology companies, including PTC, Inc., EMC Corporation and BMC Software, Inc. Mr. Siegel holds an MBA from Babson College and a B.S. in Accounting from Bentley University.
Jonah Harris has served as our Chief Technology Officer since June 2023. Prior to his service with us, Mr. Harris served as Director of Artificial Intelligence and Machine Learning at Parshipmeet Holding GmbH, an international provider of matchmaking and video dating, from November 2020 to June 2023, and as a consultant and senior data engineer from February 2018 to October 2020. Before that, Mr. Harris served as Chief Technology Officer for Meet Group, Inc. from 2015 to 2017.

Item 11. Executive Compensation
This section discusses the material components of the executive compensation program for our named executive officers who are identified in the Summary Compensation Table below. For purposes of this section, “MariaDB” refers to MariaDB Corporation Ab and its subsidiaries prior to the completion of the Business Combination and refers to MariaDB plc and its subsidiaries following completion of the Business Combination, as the context requires. In some cases, “Legacy MariaDB” is used to refer to MariaDB Corporation Ab prior to the consummation of the Business Combination.
Overview of Executive Compensation
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

We expect that our executive compensation program will continue to evolve to reflect our status as a new publicly traded company, while still supporting our overall business and compensation objectives. We have retained an independent executive compensation consultant to help advise on the executive and non-employee director compensation program.
Fiscal Year 2023 Compensation of Named Executive Officers
For the fiscal year ended September 30, 2023, MariaDB’s named executive officers were the following:
•Paul O'Brien, Chief Executive Officer
•Roya Shakoori, General Counsel and Corporate Secretary
•Conor McCarthy, Chief Financial Officer

Effective May 26, 2023, Michael Howard resigned as Chief Executive Officer and was succeeded by Paul O’Brien. Effective January 5, 2024, Roya Shakoori resigned as General Counsel and Corporate Secretary, remaining with the Company as an in-house legal advisor until January 31, 2024.
The objective of MariaDB’s executive compensation program is to provide a total compensation package that enables MariaDB to attract, retain and motivate outstanding individuals, align the interests of the executive officers with those of MariaDB’s shareholders and encourage individual and collective contributions to the successful execution of MariaDB’s short-term and long-term business strategies. The compensation program for MariaDB’s named executive officers includes base salary, incentive bonuses and equity awards, as well as participation in employee benefit plans generally available to all employees. MariaDB’s board of directors and/or the Compensation and Human Resources Committee generally approved the compensation of the named executive officers.
Salary

Base salaries are intended to provide a level of compensation sufficient to attract and retain an effective management team, when considered in combination with the other components of the executive compensation program. In general, base salaries are set at a level that is commensurate with the executive’s duties and authorities, contributions and prior experience. Please see the “Salary” column in the Summary Compensation Table for the base salary amounts paid to the named executive officers for their services in fiscal years 2023 and 2022 (in the case of Mr. Howard).

Annual Incentive Compensation

MariaDB offers an annual incentive program for its executive officers to incentivize them to achieve financial and operating performance metrics. Annual incentive target opportunities may be set as either a percentage of an executive officer’s base salary or as a fixed dollar amount. For fiscal year 2023, Mr. O'Brien's and Mr. McCarthy’s target opportunities were each $200,000, prorated for their service during fiscal year 2023, and Ms. Shakoori’s target opportunity was $78,000. Bonuses are typically paid quarterly based on achievement of performance goals and subject to the named executive officer’s continued employment until the payment date. The bonus opportunities for all named executive officers, except Mr. Howard, were based solely on annual recurring revenue (“ARR”) goals (as such term “ARR” is described on page 57 in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 53 in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023) for each quarter of fiscal year 2023. Mr. Howard’s bonus opportunity was based on a combination of ARR goals and an EBITDA goal for fiscal years 2023 and 2022, with the goals weighted 80% and 20%, respectively, for each fiscal year.

In accordance with his separation agreement, Mr. Howard was entitled to receive a portion of his bonus related to the EBITDA goal for fiscal year 2023, payable based on actual achievement. Please see the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table for the annual incentive amounts paid to the named executive officers for fiscal years 2023 and 2022 (in the case of Mr. Howard).
MariaDB Equity Awards

MariaDB historically granted equity awards to its employees in the form of stock options, to attract, retain and incentivize employees and align their interests with those of shareholders. Stock options were typically granted to employees upon hire and thereafter on a discretionary basis generally by either the Board or, with respect to grants to the non-executive employees, the Compensation and Human Resources Committee. While vesting schedules can vary, stock options granted to employees generally vest over a period of four years, with 25% vesting on the one-year anniversary of the vesting commencement date for the award and the remainder vesting over the next 12 quarters, subject to the employee’s continuous employment or service through each vesting date. Options are granted with an exercise price equal to at least the fair market value of the underlying shares on the grant date.

For fiscal year 2023, MariaDB granted both options and restricted stock units (“RSUs”) covering ordinary shares to its employees. While vesting schedules can vary, RSUs generally vest 25% on a prescribed vesting date following the first anniversary of grant and then quarterly thereafter for three years according to the standard MariaDB vesting schedule, subject to the employee’s continuous employment or service through each vesting date. Certain awards granted to the named executive officers are eligible for accelerated vesting upon a qualifying termination in connection with a change of control, described below under “— Employment Agreements and Howard Separation Agreement.”

Please see the “Stock Awards” and “Option Awards” columns in the Summary Compensation Table, including the footnotes thereto, for information about equity awards granted to the named executive officers in the years indicated. The Outstanding Equity Awards at 2023 Fiscal Year-End table also contains information about equity awards held by the named executive officers as of the end of fiscal year 2023.
Employee Benefits
MariaDB’s named executive officers receive health and welfare benefits under the same broad-based benefit plans as other salaried employees. These benefits include medical, dental and vision benefits, short-term and long-term disability insurance, accidental death and dismemberment insurance, basic life insurance and eligibility to participate in MariaDB’s 401(k) Plan.
MariaDB maintains a tax-qualified 401(k) Plan which allows eligible participants in the United States to defer a percentage of cash compensation up to the maximum amount allowed under Internal Revenue Service guidelines. During fiscal years 2023 and 2022, MariaDB did not provide any matching or company contributions to the plan, and participants were always fully vested in their contributions to the plan. MariaDB does not maintain, sponsor or otherwise have any liability with respect to any defined benefit pension plan or nonqualified deferred compensation plan.
SUMMARY COMPENSATION TABLE
The following table provides information regarding the total compensation awarded to, earned by or paid to MariaDB’s named executive officers during the fiscal years ended September 30, 2023 and, where applicable, 2022.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Paul O'Brien Chief Executive Officer	2023	$156,250	$—	$1,163,500	$—	$64,194	(4)	$—	$—		$1,383,944
Roya Shakoori General Counsel and Corporate Secretary	2023	$341,250	$—	$—	$412,634	$64,749	(4)	$—	$—		$818,633
Conor McCarthy Chief Financial Officer	2023	$167,708	$—	$550,000	$—	$88,114	(4)	$—	$—		$805,822
Michael Howard Former Chief Executive Officer	2023	$324,199	$150,000	$156,041	$—	$306,713	(4)	$—	$150,000	(6)	$1,086,953
	2022	$362,500	$—	$—	$—	$173,688	(5)	$—	$133,250	(7)	$669,438
_____________________
(1)In connection with completion of the Business Combination, Mr. Howard received a transaction bonus in the amount of $150,000 in January 2023.

(2)The amounts in this column represent the aggregate grant date fair value of restricted stock units computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718) rather than the amounts paid to or realized by the named executive officers. Assumptions used in the calculation of these amounts are described in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

(3)The amounts in this column represent the aggregate grant date fair value of options computed in accordance with ASC Topic 718 rather than the amounts paid to or realized by the named executive officers. Assumptions used in the calculation of these amounts are described in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

(4)For fiscal year 2023, bonus amounts for Mr. O’Brien, Ms. Shakoori, and Mr. McCarthy were based on ARR goals. For Mr. Howard, bonus amounts were based on achievement of ARR goals and EBITDA goals, with $133,565 paid based on achievement of ARR goals and $31,482 paid based on achievement of EBITDA goals. Additionally, Mr. Howard was paid $141,667 as bonus severance, in connection with the Howard Separation Agreement.

(5)For fiscal year 2022, bonus amounts were based on achievement of ARR and EBITDA goals for the four quarters of fiscal year 2022. $142,031 of the bonus payable to Mr. Howard was based on achievement of ARR goals and $31,657 was based on achievement of EBITDA goals for fiscal year 2022.

(6)Mr. Howard was inadvertently paid an additional $150,000 in the process of paying out the January 2023 transaction bonus. The Company is pursuing recovery of the inadvertent payment.

(7)Reflects tax reimbursement in connection with option exercise.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR-END
The following table sets forth certain information with respect to outstanding equity awards held by MariaDB’s named executive officers as of September 30, 2023.

	Option Awards								Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($) (1)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Paul O'Brien	—	—		—		—	—		1,300,000	624,000	(2)
Roya Shakoori	11/16/2023	—		800,000	(3)	1.10	05/11/2033		—	—
Conor McCarthy	—	—		—		—	—		500,000	240,000	(4)
Michael Howard	12/1/2015	442,256	(5)	—		0.38	12/1/2025	(5)	—	—
	10/29/2019	468,627	(5)	—		0.47	5/31/2024	(5)	—	—
	3/31/2021	147,736	(5)	—		0.80	5/31/2024	(5)	—	—

______________________
(1)With respect to Mr. Howard’s option awards, the exercise prices were originally denominated in Euros but have been converted to U.S. dollars in connection with the Business Combination. The amounts reported have been converted from Euros to U.S dollars based on a December 16, 2022 conversion ratio of $1.06 U.S. dollars for each Euro.
(2)This award vests as to 325,000 shares on July 20, 2024 and in equal quarterly installments of 81,250 shares thereafter until fully vested.
(3)This award vested as to 200,000 shares on November 16, 2023 and will vest in equal quarterly installments of 50,000 shares thereafter until fully vested.
(4)This award vests as to 125,000 shares on April 20, 2024 and in equal quarterly installments of 31,250 shares thereafter until fully vested.
(5)Mr. Howard’s vesting and expiration dates with respect to his outstanding equity awards were accelerated and modified, respectively, pursuant to the Howard Separation Agreement, described below.
Employment Agreements and Howard Separation Agreement

We have entered into employment agreements with each of our named executive officers, except Mr. Howard, the terms of which are described below. Each of MariaDB’s named executive officers is also a party to MariaDB’s Confidential Information and Invention Assignment Agreement or similar agreement. In connection with Mr. Howard’s resignation as Chief Executive Officer, we entered into a Separation Agreement and General Release (“Howard Separation Agreement”) with him, certain terms of which are described below.

Paul O'Brien

In connection with Paul O’Brien’s appointment as Chief Executive Officer, he entered into an employment agreement with MariaDB USA, effective as of May 26, 2023. The employment agreement provides for: (i) an annual base salary of $450,000; (ii) participation in MariaDB USA’s annual incentive plan with a target bonus of $200,000 for fiscal year 2023, prorated for fiscal year 2023; and (iii) participation in the employee benefit plans and programs maintained for the benefit of similarly situated employees. Mr. O’Brien also received an equity grant of 1,300,000 RSUs. The RSUs vest 25% on July 20, 2024 and quarterly thereafter for three years according to the standard MariaDB vesting schedule, subject to Mr. O'Brien’s continued employment or service on each vesting date. The employment agreement has a one-year term that automatically extends for additional one-year periods, unless either party timely provides notice of non-extension. To the extent eligible, Mr. O'Brien may participate in the company-sponsored 401(k), group medical, dental, life insurance and disability insurance plans, to the extent that those or similar benefit plans are made available to employees.

Roya Shakoori

On December 19, 2022, MariaDB appointed Ms. Shakoori as MariaDB’s General Counsel, in accordance with terms set forth in an October 2022 offer letter. On June 4, 2023, MariaDB USA entered into an employment agreement with Ms.

Shakoori. Both the offer letter and the employment agreement provided for: (i) an annual base salary of $390,000 per year; (ii) participation in MariaDB USA’s annual incentive program with a target bonus of $78,000 per year; and (iii) participation in the employee benefit plans and programs maintained by MariaDB for the benefit of MariaDB’s similarly situated employees.

Ms. Shakoori received an option to purchase 800,000 ordinary shares. The option vested 25% on November 16, 2023 and will vest as to 1/16th of the total option on each subsequent quarterly vesting date for the next three years according to the standard MariaDB vesting schedule, subject to Ms. Shakoori’s continued employment or service on each vesting date, with such service ending on January 31, 2024 with the termination of Ms. Shakoori's service as an in-house legal advisor.

Conor McCarthy

On April 6, 2023, MariaDB appointed Conor McCarthy as MariaDB’s Chief Financial Officer, effective as of April 10, 2023. As of March 31, 2023, MariaDB USA entered into an employment agreement with Mr. McCarthy. The employment agreement provides for: (i) an annual base salary of $350,000 per year; (ii) participation in MariaDB USA’s annual incentive program with a target bonus of $200,000 per year, prorated for fiscal year 2023; and (iii) participation in the employee benefit plans and programs maintained by MariaDB for the benefit of MariaDB’s similarly situated employees. Under the employment agreement, Mr. McCarthy was eligible to receive an award of 500,000 RSUs. The RSUs vest 25% on April 20, 2024 and quarterly thereafter for three years according to the standard MariaDB vesting schedule, subject to Mr. McCarthy’s continued employment or service on each vesting date. The employment agreement has a one-year term that automatically extends for additional one-year periods, unless either party timely provides notice of non-extension.

Howard Separation Agreement

On May 26, 2023, Mr. Howard entered into a Separation Agreement with MariaDB USA in connection with his resignation as Chief Executive Officer. Mr. Howard’s resignation as Chief Executive Officer was effective as of May 26, 2023. Pursuant to the Separation Agreement, Mr. Howard is eligible to receive the following severance: (i) continued payment of annual base salary of $425,000 for 12 months following termination; (ii) payment of (x) 100% of his quarterly target bonus for the third fiscal quarter of 2023 that he would have been entitled to receive through the fiscal quarter of termination and (y) up to 75% of the annual target bonus for fiscal year 2023 that is based on EBITDA, such amounts payable based on actual achievement of the performance criteria for such bonus (and reduced by any bonus amounts previously paid to Mr. Howard for fiscal year 2023); and (iii) subject to Mr. Howard’s timely election of group health coverage under COBRA, payment or reimbursement of COBRA premiums for himself, his spouse and eligible dependents for 12 months following May 31, 2023 or, if earlier, until the date Mr. Howard ceases to be eligible for COBRA continuation coverage under MariaDB USA’s group health plans or Mr. Howard becomes eligible for group health insurance coverage from another employer. Mr. Howard was also eligible for full accelerated vesting of his outstanding options to purchase ordinary shares of MariaDB and an extension of time to exercise his outstanding options. Mr. Howard’s outstanding options are described above in the Outstanding Equity Awards at 2023 Fiscal Year-End table. Mr. Howard’s option that has an expiration date of December 1, 2025 is exercisable until that date and his two other outstanding options are exercisable until May 31, 2024, the one-year anniversary of his employment separation date. The foregoing severance amounts and benefits were subject to timely effectiveness of a general release and waiver of claims by Mr. Howard and Mr. Howard’s continued compliance with the terms of the Separation Agreement.
Potential Payments Upon Termination or Change of Control

Our employment agreements with our named executive officers provide for certain severance benefits upon a qualifying termination of employment, including in connection with a change of control. These benefits are described below.
Employment Agreement with Mr. O’Brien

If MariaDB USA terminates Mr. O’Brien’s employment without cause or Mr. O’Brien resigns for good reason, in either case not in connection with a change of control of the Company, Mr. O’Brien is eligible to receive the following: (i) six months’ base salary (disregarding any salary reduction that forms the basis for a good reason termination), (ii) up to 50% of the target annual bonus Mr. O’Brien would have been entitled to for the fiscal year of termination, payable based on actual achievement of the performance criteria for the fiscal year of termination, and reduced by any amounts previously paid to Mr. O’Brien for the fiscal year of termination, and (iii) payment or reimbursement of COBRA premiums for six months following the last day of the month in which Mr. O’Brien’s date of termination occurs or, if earlier, until Mr. O’Brien ceases to be eligible for COBRA continuation coverage under MariaDB USA’s group health plans or Mr. O’Brien becomes eligible for group health insurance coverage from another employer.

If within three months prior to or within 12 months after a change of control, Mr. O’Brien’s employment is terminated without cause or Mr. O’Brien resigns for good reason, Mr. O’Brien is eligible to receive the following: (i) a lump sum payment equal to 50% of base salary (disregarding any salary reduction that forms the basis for a good reason termination), (ii) 50% of the annual target bonus, (iii) a lump sum payment equal to six months of COBRA premiums, and (iv) full accelerated vesting of all then outstanding compensatory equity awards that vest based on continued employment or service.

The terms “cause” and “good reason” are defined in the employment agreement. The severance payments and benefits described above are subject to Mr. O’Brien’s timely execution and non-revocation of a general release and waiver of claims in favor of MariaDB and MariaDB USA.
Employment Agreement with Ms. Shakoori
If MariaDB USA terminates Ms. Shakoori's employment without cause or Ms. Shakoori resigns for good reason, in either case not in connection with a change of control of the Company, Ms. Shakoori is eligible to receive the following: (i) six months’ base salary (disregarding any salary reduction that forms the basis for a good reason termination), (ii) up to 50% of the target annual bonus Ms. Shakoori would have been entitled to for the fiscal year of termination, payable based on actual achievement of the performance criteria for the fiscal year of termination, and reduced by any amounts previously paid to Ms. Shakoori for the fiscal year of termination, and (iii) payment or reimbursement of COBRA premiums for six months following the last day of the month in which Ms. Shakoori’s date of termination occurs or, if earlier, until Ms. Shakoori ceases to be eligible for COBRA continuation coverage under MariaDB USA’s group health plans or Ms. Shakoori becomes eligible for group health insurance coverage from another employer.

If within three months prior to or within 12 months after a change of control, Ms. Shakoori’s employment is terminated without cause or Ms. Shakoori resigns for good reason, Ms. Shakoori is eligible to receive the following: (i) a lump sum payment equal to 50% of base salary (disregarding any salary reduction that forms the basis for a good reason termination), (ii) 50% of the annual target bonus, (iii) a lump sum payment equal to 6 months of COBRA premiums, and (iv) full accelerated vesting of all then outstanding compensatory equity awards that vest based on continued employment or service.

The terms “cause” and “good reason” are defined in the employment agreement. The severance payments and benefits described above are subject to Ms. Shakoori’s timely execution and non-revocation of a general release and waiver of claims in favor of MariaDB and MariaDB USA. Ms. Shakoori resigned from her positions as General Counsel and Corporate Secretary for good reason on January 5, 2024, and will serve as an in-house legal advisor until January 31, 2024.
Employment Agreement with Mr. McCarthy
If MariaDB USA terminates Mr. McCarthy’s employment without cause or Mr. McCarthy resigns for good reason, in either case not in connection with a change of control, Mr. McCarthy is eligible to receive the following: (i) six months’ base salary (disregarding any salary reduction that forms the basis for a good reason termination), (ii) up to 50% of the target annual bonus, payable based on actual achievement of the performance criteria for the fiscal year of termination, and reduced by any amounts previously paid to Mr. McCarthy under such bonus for the fiscal year of termination, and (iii) payment or reimbursement of COBRA premiums for six months after termination or, if earlier, until Mr. McCarthy ceases to be eligible for COBRA or Mr. McCarthy becomes eligible for group health insurance coverage from another employer (or for a period of 12 months if Mr. McCarthy is terminated within a year of the effective date of the employment agreement).

If within three months prior to or within 12 months after a change of control, MariaDB USA terminates Mr. McCarthy’s employment without cause or Mr. McCarthy resigns for good reason, Mr. McCarthy is eligible to receive the following: (i) a lump sum payment equal to 12 months’ base salary (disregarding any salary reduction that forms the basis for a good reason termination), (ii) 100% of the annual target bonus, (iii) a lump sum payment equal to 12 months of COBRA premiums and (iv) full accelerated vesting of all then outstanding compensatory equity awards.

The terms “cause” and “good reason” are defined in the employment agreement. The severance payments and benefits described above are subject to Mr. McCarthy’s timely execution and non-revocation of a release of claims in favor of the Company.

Equity Incentive Plans
Prior Plans

Prior to the Business Combination, MariaDB granted stock options to employees, consultants and directors under the following equity plans: (i) SkySQL Corporation Ab Global Share Option Plan 2010 Europe, dated October 13, 2010, (ii) SkySQL Corporation Ab Global Share Option Plan 2010 France, dated November 9, 2010, (iii) SkySQL Corporation Ab Global Share Option Plan 2010 USA, dated November 11, 2010, (iv) SkySQL Corporation Ab Global Share Option Plan 2012 Europe, dated February 29, 2012, (v) SkySQL Corporation Ab Global Share Option Plan 2012 USA, dated February 29, 2012, (vi) SkySQL Corporation Ab Global Share Option Plan 2014, dated March 9, 2014, (vii) SkySQL Corporation Ab Global Share Option Plan 2014 USA, dated March 9, 2014, (viii) MariaDB Corporation Ab Amended and Restated Global Share Option Plan 2017, dated December 8, 2017, (ix) MariaDB Corporation Ab Global Share Option Plan 2017 USA, dated September 2, 2022, and (x) MariaDB Corporation Ab Summer 2022 USA Share Option Plan, dated July 18, 2022 (each, as amended from time to time, collectively, the “Prior Plans”).

Following the completion of the Business Combination, no further options have been, or will be, granted under the Prior Plans. Equity awards issued and outstanding under the Prior Plans immediately prior to the closing of the Merger (“Legacy MariaDB Equity Awards”) were automatically converted (with the holder thereof ceasing to have any rights under the Legacy MariaDB Equity Award on conversion) into equity awards to acquire Ordinary Shares on the same terms and conditions as were applicable to such Legacy MariaDB Equity Award immediately prior to the effective time of the Merger, including applicable vesting conditions (except for such changes as were (i) required by applicable laws and (ii) reasonably necessary to prevent the diminution or enlargement of the holder’s rights). The number of Ordinary Shares under each converted Legacy MariaDB Equity Award is equal to the product (rounded down to the nearest whole number) of (i) the number of Ordinary Shares subject to such Legacy MariaDB Equity Award immediately prior to the effective time of the Merger and (ii) the exchange ratio applicable in connection with the Merger (the “Exchange Ratio”), at an exercise price per share, if applicable, equal to (x) the exercise price per share of such Legacy MariaDB Equity Award immediately prior to the effective time of the Merger (rounded up to the nearest whole cent) divided by (y) the Exchange Ratio (subject to certain adjustments as described in the Merger Agreement). Following the completion of the Business Combination, options and any other equity awards are granted under the 2022 Equity Incentive Plan.
MariaDB 2022 Equity Incentive Plan
In connection with the Business Combination, the shareholders of APHC voted to approve, on a non-binding advisory basis, the 2022 Equity Incentive Plan (the “2022 Plan”) pursuant to which we may grant stock options, restricted stock units, restricted stock awards and other equity and equity-based awards to service providers of MariaDB and its subsidiaries following the completion of the Business Combination.
Administration. The Board and/or the Compensation and Human Resources Committee is authorized to administer the 2022 Plan. Subject to the terms of the 2022 Plan, the Plan Administrator is authorized to select the individuals to whom awards will be granted and to determine the types of awards to be granted, the number of Ordinary Shares subject to each award, the vesting terms of each award, and the other terms and conditions of each award. The Plan Administrator is authorized to interpret the 2022 Plan, to establish rules for its administration and to make any other determination necessary or desirable for the administration of the 2022 Plan. All decisions, determinations and interpretations by the Plan Administrator will be final, conclusive and binding on all persons.
Share Reserve. 6,648,319 Ordinary Shares were available for issuance under the 2022 Plan as of completion of the Business Combination, subject to equitable adjustments in the event of stock splits and similar capital changes affecting MariaDB (the “Initial Share Reserve”).
The number of Ordinary Shares will automatically increase as of the first day of each fiscal year of the Company commencing after the closing of the Business Combination and ending on and including the first day of the fiscal year in 2032, by an amount equal to the lesser of (i) 5% of the aggregate number of Ordinary Shares outstanding as of the last day of the immediately preceding fiscal year and (ii) an amount determined by the Plan Administrator.
In addition, any Ordinary Shares subject to options under the Prior Plans that, on or after the closing of the Business Combination, subsequently lapse, expire, terminate or otherwise cease to be subject to such options (other than by reason of exercise of such options), will be available for issuance under the 2022 Plan.
The following Company Ordinary Shares will again be available for issuance under the 2022 Plan: (i) shares subject to awards under the 2022 Plan that lapse, expire, terminate or are canceled prior to the issuance of shares thereunder or that are issued under an award that is thereafter forfeited to or otherwise redeemed by MariaDB; (ii) shares that are withheld by or tendered to MariaDB as payment for the purchase price of an award or to satisfy tax withholding obligations related to an award granted under the 2022 Plan; and (iii) shares subject to an award that is settled in cash or in another manner where some or all of the shares covered by the award are not issued.
Awards assumed or substituted under the 2022 Plan by MariaDB in connection with acquisitions or similar transactions will not reduce the share reserve under the 2022 Plan. Dividends or dividend equivalents paid in Ordinary Shares with respect to an award also will not reduce the share reserve, unless the Plan Administrator determines otherwise.
The maximum number of Ordinary Shares that can be issued upon the exercise of incentive stock options under the 2022 Plan may not exceed 6,648,319 Ordinary Shares, subject to equitable adjustments in the event of stock splits and similar capital changes affecting MariaDB.
Ordinary Shares issuable under the 2022 Plan will be drawn from authorized and unissued Ordinary Shares or Ordinary Shares redeemed by MariaDB and held as treasury shares.
Eligibility. Awards may be granted under the 2022 Plan to employees, officers and directors of, as well as independent contractors (including consultants and advisors) to, MariaDB and its related companies, including its subsidiaries, who are selected by the Plan Administrator to receive an award.
Types of Awards. The 2022 Plan permits the grant of any or all of the following types of awards, each of which will be evidenced by a written agreement, which may be electronic:
Stock Options. The Plan Administrator may grant either nonqualified stock options or incentive stock options. Incentive stock options are stock options intended to comply with Section 422 of the Code. The Plan Administrator will determine the vesting terms for stock options. The exercise price of stock options must be at least equal to 100% of the fair market value of the underlying shares on the grant date (or if no price is available on such date, on the most recent date preceding the grant date on which such price is available), except in the case of stock options assumed or substituted for in acquisition transactions. Unless the Plan Administrator determines otherwise, fair market value means, as of a given date, the closing price of the Ordinary Shares as reported on the principal stock exchange or national market system on which the shares are traded. Stock options have a maximum term of 10 years from the grant date, subject to earlier termination following a participant’s termination of employment or service relationship with MariaDB or a related company. Unless an award agreement provides otherwise, vested stock options may be exercised for up to three months after termination of service other than terminations by reason of death or disability, in which case the stock option may be exercised for up to one year thereafter. In no event may a stock option be exercised after expiration of its maximum term. Stock options automatically terminate upon a termination for cause, unless the Plan Administrator determines otherwise.
Stock Appreciation Rights (“SARs”). The Plan Administrator may grant SARs. Upon exercise, SARs are the right to receive, for each SAR exercised, payment in shares or cash, or in a combination of shares and cash, equal to the excess of the Ordinary Share’s fair market value on the date of exercise over the SAR grant price of the SAR. The term of a SAR cannot exceed 10 years and its grant price must be at least equal to 100% of the fair market value of the underlying shares on the grant date (or if no price is available on such date, on the most recent date preceding the grant date on which such price is available), except in the case of SARs assumed or substituted for in acquisition transactions.
Stock Awards, Restricted Stock Awards and Restricted Stock Unit Awards. The Plan Administrator may grant awards of Ordinary Shares or awards denominated in units of Ordinary Shares. These awards may be subject to vesting conditions determined by the Plan Administrator, which may be based on continuous service with MariaDB or a related company over a prescribed time period or the achievement of specified performance criteria determined by the Plan Administrator. Restricted stock awards and restricted stock unit awards entitle the recipients to acquire Ordinary Shares, cash or a combination thereof, upon satisfaction of the applicable vesting restrictions. Unless the Plan Administrator determines otherwise, holders of stock awards and restricted stock awards will have the rights of shareholders upon issuance of such awards.
Performance Awards. The Plan Administrator may grant performance awards in the form of performance share units or performance units. Performance share units are units valued by reference to a designated number of Ordinary Shares, and performance units are units valued by reference to a designated amount of property other than Ordinary Shares. Both types of awards may be payable in Ordinary Shares, cash or other property or a combination thereof, upon the attainment of performance criteria and other terms and conditions established by the Plan Administrator.
Other Stock Awards. The Plan Administrator may grant other share- or cash-based awards under the 2022 Plan, subject to its terms and any other terms and conditions determined by the Plan Administrator.

No shares in the capital of MariaDB will be allotted or issued pursuant to the grant, exercise or vesting of an award (including under any cashless exercise provisions of the 2022 Plan or any related award agreement), unless such share is fully paid-up in cash on issuance to at least its nominal value and in a manner which does not contravene section 82 (Financial assistance for acquisition of shares) or any other provisions of the Irish Companies Act. A “cashless exercise provision” is one that entitles a holder of an award to elect to receive a reduced number of shares the subject of an award in (or purportedly in) full or partial satisfaction of the relevant exercise price. For the avoidance of doubt, the nominal value of an Ordinary Share may not be satisfied in this manner and must, in all circumstances, be paid-up in cash.
Performance Goals. Awards granted under the 2022 Plan may be subject to the achievement of performance goals for MariaDB as a whole or any affiliate or business unit of MariaDB, including, but not limited to, any of the following: cash flows, earnings measures (including before taxes and/or interest and/or depreciation and amortization), earnings (loss) per share, operating income (loss), revenue, operating margin, return on equity, debt, share price appreciation, total or relative shareholder return, strategic initiatives or net income (loss). Performance goals may be established on an absolute basis or relative to the performance of other companies.
No Stock Option Repricing Permitted. The Plan Administrator is not permitted, without shareholder approval, to (a) reduce the exercise or grant price of a stock option or SAR after it is granted; (b) cancel a stock option or SAR at a time when its exercise or grant price exceeds the fair market value of the underlying Ordinary Shares, in exchange for cash, another stock option or SAR or other equity award (unless the cancellation and exchange occurs in connection with a merger, acquisition, spin-off or other similar transaction); or (c) take any other action that is treated as a repricing under U.S. generally accepted accounting principles.
Limited Transferability. Awards (other than vested stock awards) generally may not be transferred, except by will or the laws of descent and distribution, unless the Plan Administrator approves a transfer of an award other than for value that complies with applicable law.
Change of Control or Liquidation. Unless otherwise provided in the instrument evidencing an award or in a written employment, services or other agreement between a participant and MariaDB or a related company, the Plan Administrator is authorized to determine the effect of a change of control (as defined in the 2022 Plan) on then-outstanding awards without a participant’s consent, including that outstanding awards will be:
•converted, continued, assumed, substituted for or replaced by a successor company with appropriate adjustments to the number and kind of shares and purchase or exercise prices;
•terminated with respect to unvested awards or unexercised options or SARs immediately prior to the change of control;
•terminated following accelerated vesting and exercisability in amounts determined by the Plan Administrator;
•terminated in exchange for a payment in cash or property equal to the excess of the amount (i) that would have been attained upon the exercise of an award or settlement of the award as of the date of the change of control over (ii) the exercise or purchase price for such award; or
•any combination of the foregoing.
Unless otherwise provided with respect to an award, if a successor company does not convert, continue, assume, substitute for or replace an award (or a portion thereof), time-vested awards will become fully vested in connection with the change of control and performance-based awards will be payable based on the terms set forth in the award agreement evidencing such performance award.
No Individual Rights. No individual or participant will have any claim to be granted any award under the 2022 Plan. Participation in the 2022 Plan is entirely discretionary and does not create any contractual or other right to any benefit arising thereunder or to future participation in it (or any future amendment or replacement thereof).
Recoupment. Awards granted under the 2022 Plan are subject to recoupment pursuant to MariaDB’s compensation recovery policy, any clawback provisions in a participant’s terms of employment or any clawback requirements under applicable law.
Amendment and Termination. The Board and/or the Compensation and Human Resources Committee is permitted to amend the 2022 Plan or any outstanding award thereunder, except that only the Board is permitted to amend the 2022 Plan if shareholder approval of the amendment is required by applicable law or stock exchange rule. Amendment of an outstanding award generally may not materially adversely affect a participant’s rights under the award without the participant’s consent, subject to certain limited exceptions set forth in the 2022 Plan.

The Board and/or the Compensation and Human Resources Committee may suspend or terminate all or any portion of the 2022 Plan at any time. Unless sooner terminated, the 2022 Plan will terminate on the 10th anniversary of its approval by the board of directors of APHC, or October 18, 2032. Upon suspension or termination of the 2022 Plan, then outstanding awards will remain outstanding in accordance with their existing terms and conditions.
The foregoing summary of the 2022 Plan is qualified in its entirety by reference to the complete text of the 2022 Plan, which has been filed with the SEC.
DIRECTOR COMPENSATION
The following table provides information regarding the amounts paid to non-employee directors who received compensation from Legacy MariaDB or MariaDB during fiscal year 2023.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Total
Harold Berenson (2)	$41,230	$209,217	$250,447
Michael Howard (3)	$—	$156,041	$156,041
Jurgen Ingels	$54,973	$209,217	$264,190
Christine Russell (2)	$58,723	$209,217	$267,940
Alexander Suh (2) (4)	$52,459	$111,956	$164,415
Theodore Wang (2)	$35,340	$209,217	$244,257
_______________________
(1)The amounts in this column represent the aggregate grant date fair value of restricted stock units computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (ASC Topic 718) rather than the amounts paid to or realized by the directors. Assumptions used in the calculation of these amounts are described in Note 9 of the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023.
(2)These directors resigned on October 10, 2023, and forfeited unvested RSUs as a result.
(3)Mr. Howard’s June 2023 RSUs were forfeited as a result of his resignation from the Board on June 30, 2023.
(4)Mr. Suh’s cash and equity awards reflect a voluntary and unilateral election to reduce his compensation.
Following closing of the Business Combination, the Board approved a compensation program for its non-employee directors. The program provides for a combination of cash and equity awards for each non-employee director’s service on the Board. The Board previously suspended equity grants under the program prior to the effectiveness of any grants thereunder, but, effective May 11, 2023, the Board approved reinstatement of the equity grant provisions of the program.

The Board suspended the compensation program for Messrs. Zubarev and Fanfant following their appointment in October 2023 and they received no compensation thereunder during fiscal year 2023.
Cash Compensation. Under the program, each non-employee director is eligible to receive the following annual cash compensation beginning after the closing of the Business Combination.

Annual Retainers (for the Fiscal Year)	Amount
Board member	$45,000
Chair of Committee:
Audit	$20,000
Compensation and Human Resources	$15,000
Governance and Sustainability	$10,000
Committee member:
Audit	$10,000
Compensation and Human Resources	$7,500
Governance and Sustainability	$5,000
Lead independent director	$20,000
Non-employee Board Chair	$40,000
Amounts are paid in arrears at the end of each applicable fiscal quarter. The amounts for service as a chair of a committee or as a member of a committee are in addition to the board member annual retainer. A chair of a committee receives the applicable amount above but does not also receive the committee member annual retainer. Amounts are pro-rated if a director’s service is not for an entire fiscal quarter. Directors are reimbursed for reasonable travel and other Board-related expenses.
Equity Compensation. Non-employee directors will automatically receive a grant of RSUs on the date of each annual meeting of MariaDB’s shareholders (“Annual Awards”). The annual grants will have a grant value of $175,000, which will be converted into RSUs based on the average closing price of our Ordinary Shares over the 20 trading days ending on the trading day immediately preceding the grant date (rounded down to the next whole share).
Upon initial election or appointment to the Board, non-employee directors will receive an Annual Award, except that the grant value will be pro-rated for any director who is not appointed or elected on the date of an annual meeting of shareholders. Such directors will also be eligible to receive an initial award having a grant value of $175,000 (the “Initial Director Award”). The number of RSUs granted will be calculated in the same manner as that for Annual Awards.
All Annual Awards vest on the earlier of (i) the one-year anniversary of the grant date and (ii) the day immediately prior to MariaDB’s next annual meeting of shareholders. Initial Director Awards vest in equal annual installments over three years from the grant date. Vesting is subject to a director’s continued service until the vesting date, except that RSUs fully accelerate in the event of a director’s death or disability. RSUs fully vest upon a change of control (as defined in the 2022 Plan).
In connection with the Board’s reinstatement of the equity provisions of the program in May 2023, all non-employee directors serving on the Board on May 11, 2023, except Mr. Suh, received a one-time RSU grant having a grant date value of $87,500 on May 11, 2023 (which value was pro-rated from $175,000 to reflect the number of full months of service between the closing of the Business Combination and the date of the 2023 annual general meeting of shareholders). These grants vested on the date of the 2023 annual general meeting of shareholders. These grants were otherwise materially consistent with the terms of the program originally approved by the Board for such grants but were delayed during the program’s suspension of equity grants. Non-employee directors also received the Annual Award for fiscal year 2023 to which they were entitled under the program, except for Mr. Suh. Mr. Suh elected to receive a reduced amount of RSUs and cash retainers than he would otherwise be entitled to receive under the terms of the program for service on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of December 31, 2023, by:

•each person known by the Company to be the beneficial owner of more than 5% of our Ordinary Shares;
•each of the Company’s executive officers and directors; and
•all of the Company’s executive officers and directors as a group.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A person is also deemed to be, as of any date, the beneficial owner of all securities that such person has the right to acquire within 60 days after that date through (a) the exercise of any option, warrant, or similar right, (b) the conversion of a security, (c) the power to revoke a trust, discretionary account, or similar arrangement, or (d) the automatic termination of a trust, discretionary account, or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, Ordinary Shares subject to options or other rights (as described above) held by that person that were exercisable or will become exercisable within 60 days of December 31, 2023, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The beneficial ownership of Ordinary Shares is based on 67,738,634 Ordinary Shares issued and outstanding as of December 31, 2023.

Unless otherwise indicated, we believe that all persons named in the table below had sole voting and investment power with respect to all of the Ordinary Shares owned by them on December 31, 2023. To our knowledge, no Ordinary Shares beneficially owned by any executive officer or director have been pledged as security.

Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Shares
5% and Greater Shareholders:
Shihuang “Simon” Xie(2)	8,716,779	12.87%
Lionyet International Ltd.(2)	5,284,084	7.80%
Theodore T. Wang(3)	5,332,425	7.87%
Intel Capital Corporation(4)	6,282,325	9.27%
Entities affiliated with Runa Capital(5)	5,269,012	7.77%
Entities affiliated with SmartFin Capital(6)	5,927,117	8.75%
Alibaba.com (Europe)(7)	4,559,016	6.73%
Entities affiliated with Linden Advisors LP (8)	4,082,679	6.03%
Entities affiliated with Open Ocean(9)	3,506,755	5.18%
Lakeside Travel Holding Ltd. (2)	3,432,695	5.07%
California Technology Partners II, LP (10)	3,633,683	5.36%
Executive Officers and Directors:
Paul O’Brien	—	*
Jurgen Ingels(6)	5,927,117	8.75%
Yakov “Jack” Zubarev (5)	5,269,012	6.59%
Michael Fanfant (5)	5,269,012	6.59%
Roya Shakoori (11)	250,000	*
Conor McCarthy	—	*
Tom Siegel	—	*
Jonah Harris	—	*
All directors and executive officers (8 individuals) as a group(12)	11,446,129	16.90%
______________________
* Less than one percent.
(1)Unless otherwise noted, the business address of each of the beneficial owners is c/o MariaDB plc, 699 Veterans Blvd, Redwood City, CA 94063, United States of America.
(2)Lakeside Travel Holding Ltd. is the record holder of 3,432,695 Ordinary Shares and Lionyet International Ltd. is the record holder of 2,428,935 Ordinary Shares. In addition, includes 2,855,149 Ordinary Shares issuable pursuant to outstanding private placement warrants of MariaDB held by Lionyet International Ltd. exercisable within 60 days of December 31, 2023. Lakeside Travel Holdings Ltd. and Lionyet International Ltd. are entities owned and controlled by Mr. Xie. The business address of Lakeside Travel Holding Ltd. and Lionyet International Ltd. is 5/F, Manulife Place, 348 Kwun Tong Road, Kowloon, Hong Kong. Based partially on the Schedule 13G/A filed on February 21, 2023 with the SEC.

(3)The business address of Theodore T. Wang is 590 Madison Avenue, 21st Floor, New York, NY 10022. Includes 2,855,148 Ordinary Shares issuable pursuant to outstanding private placement warrants of MariaDB exercisable within 60 days of December 31, 2023.
(4)Intel Capital Corporation is a direct wholly-owned subsidiary of Intel Corporation. Intel Capital Corporation shares voting and investment power over all of the shares with Intel Corporation. Intel Corporation may also be deemed to beneficially own the shares due to its ownership of Intel Capital Corporation. The business address for each of Intel Corporation and Intel Capital Corporation is c/o Intel Corporation, 2200 Mission College Boulevard, Santa Clara, California, 95054. Based on the Schedule 13G filed on December 27, 2022 with the SEC.
(5)Represents 2,557,043 Ordinary Shares beneficially owned by Runa Capital Fund II L.P., 1,992,618 Ordinary Shares beneficially owned by Runa Capital Opportunity Fund I, L.P., and 719,351 Ordinary Shares beneficially owned by Runa Ventures I Limited. The business address of Runa Capital is Williams House, 4th Floor, 20 Reid Street, Hamilton HM 11, Bermuda. See Item 13. Certain Relationships and Related Party Transactions, and Director Independence below regarding the relationships of directors Michael Fanfant and Yakov “Jack” Zubarev with Runa entities. Based on the Schedule 13D/A (Amendment 9) filed on January 16, 2024 with the SEC.
(6)Represents 3,733,341 Ordinary Shares beneficially owned by SmartFin Capital NV (private privak) and 2,145,434 Ordinary Shares beneficially owned by Smartfin Capital II CommV and 48,342 Ordinary Shares beneficially owned by Jurgen Ingels. Mr. Ingels, a director of MariaDB, holds joint voting and investment discretion with respect to these shares. The business address of SmartFin Capital is Priester Cuypersstraat 3, B-1040 Brussels, Belgium. Based on the Schedule 13D filed on October 12, 2023 with the SEC.
(7)The business address of Alibaba.com (Europe) is 26/F Tower One, Times Square, 1 Matheson Street, Causeway Bay, Hong Kong. Based on the Schedule 13G filed on February 3, 2023 with the SEC.
(8)Represents 3,920,651 Ordinary Shares beneficially owned by each of Linden GP and Linden Capital and 162,028 Ordinary Shares beneficially owned by separately managed accounts. Mr. Sieu Min Wang as principal owner and controlling person of Linden Advisors and Linden GP can be deemed beneficial owner of these shares. Includes 3,332,679 shares issuable upon the exercise of 3,332,679 whole warrants, as reported by Linden Advisors on July 7, 2023 on Schedule 13G. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Joe Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.
(9)Represents 1,802,847 Ordinary Shares beneficially owned by Open Ocean Opportunity Fund I Ky, 1,457,649 Ordinary Shares beneficially owned by Open Ocean Fund Two Ky, and 218,834 and 27,425 Ordinary Shares, respectively, beneficially owned by its directors, Patrik Backman, and Ralf Wahlsten. The business address of Open Ocean is Pohjoisesplanadi 33 00100 Helsinki, Finland.
(10)California Technology Partners II, LP is the record holder of 3,633,683 Ordinary Shares and J.J. Jacobs Enterprises, LLC is the record holder of 778,639 Ordinary Shares. The business address of J.J. Jacobs Enterprises and California Technology Partners is 670 N. Rosemead Blvd., Suite 201, Pasadena, California.
(11)Includes 250,000 Ordinary Shares issuable pursuant to outstanding options under MariaDB equity plans exercisable within 60 days of December 31, 2023. Ms. Shakoori resigned from her position as General Counsel and Corporate Secretary on January 5, 2024 and currently serves as an in-house legal advisor to the Company until January 31, 2024.
(12)Includes (i) 250,000 Ordinary Shares issuable pursuant to outstanding options under MariaDB equity plans exercisable within 60 days of December 31, 2023 and (ii) 2,855,148 Ordinary Shares issuable pursuant to outstanding private placement warrants of MariaDB exercisable within 60 days of December 31, 2023.
EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of September 30, 2023, adjusted, as applicable, to reflect the Exchange Ratio applicable to certain outstanding options in connection with completion of the Business Combination.

Plan Category	(a) Number of Ordinary Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	9,641,693	(1)	$1.15	3,947,224	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	9,641,693		$1.15	3,947,224
_______________________
(1)    Reflects shares subject to outstanding options under the 2022 Plan and the Prior Plans.
(2)    Reflects shares available for future issuance under the 2022 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures for Related Party Transactions
We have adopted a written related party transaction policy. The policy provides that officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related-party transaction with us without the prior consent of the Audit Committee, or other independent members of the Board in the event it is inappropriate for the Audit Committee to review such transaction due to a conflict of interest. Any request that we enter into a transaction with an executive officer, director, principal shareholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000, must first be presented to the Audit Committee for review, consideration, and approval. In approving or rejecting the proposed transactions, the Audit Committee will take into account all of the relevant facts and circumstances available.
All of the transactions described in this section, with the exception of the Note, were entered into prior to the adoption of this policy, including those related to APHC and the Business Combination.
APHC Founder Shares
On January 18, 2021, Angel Pond Partners LLC (the “Sponsor”), for whom our former director Theodore T. Wang, who resigned in October 2023, was an executive, subscribed for 8,625,000 APHC Class B Ordinary Shares (the “Founder Shares”) for a total subscription price of $25,000, and fully paid for these on January 20, 2021. On May 18, 2021, in connection with the initial closing of the initial public offering of Angel Pond Holdings Corporation, for whom our former director Theodore T. Wang was an executive (the “APHC IPO”), the Sponsor surrendered an aggregate of 1,437,500 Founder Shares for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 7,187,500. On July 2, 2021, the underwriters of the APHC IPO partially exercised their over-allotment option, and 549,630 Founder Shares were subsequently forfeited for no consideration, thereby reducing the aggregate number of Founder Shares outstanding to 6,637,870. The Founder Shares were automatically canceled and converted into the right to receive Ordinary Shares on a one-for-one basis, subject to certain adjustments, in connection with the Irish Domestication Merger, pursuant to the terms and conditions of the Merger Agreement.
A portion of the Founder Shares were transferred to certain selling holders pursuant to forward purchase agreements and other transfer arrangements as described below in “— Forward Purchase Agreements and Other Transfer Arrangements”. In addition, the remaining Founder Shares held by the Sponsor were distributed to Dr. Wang and Lionyet International Ltd. in equal amounts prior to the completion of the Irish Domestication Merger as described below in “— Sponsor Liquidating Distribution.”
Private Placement Warrants
Simultaneously with the closing of the APHC IPO, APHC consummated the private placement of 7,000,000 APHC private warrants, at a price of $1.00 per APHC private warrant to the Sponsor ($7,000,000 in the aggregate).
On July 2, 2021, APHC completed a private placement with the Sponsor for an additional 310,297 APHC private warrants at a price of $1.00 per warrant generating gross proceeds of $310,297.
Each whole APHC private warrant was exercisable for one whole APHC Class A Ordinary Share at a price of $11.50 per share. The portion of the proceeds from the sale of the APHC private warrants to the Sponsor was added to the proceeds from APHC IPO held in the trust account. Pursuant to the Merger Agreement, the APHC private warrants were automatically adjusted to become the private placement warrants of MariaDB.
A portion of the APHC private warrants were transferred to certain selling holders pursuant to forward purchase agreements and other transfer arrangements as described below in “— Forward Purchase Agreements and Other Transfer Arrangements”. In addition, the remaining APHC private warrants held by the Sponsor were distributed to Dr. Wang and Lionyet International Ltd. in equal amounts prior to the completion of the Irish Domestication Merger as described below in “— Sponsor Liquidating Distribution”.
Forward Purchase Agreements and Other Transfer Arrangements
On March 15, 2021, the Sponsor entered into forward purchase arrangements with certain institutional and professional accredited investors with whom Theodore T. Wang and Shihuang “Simon” Xie, who founded the Sponsor, had pre-existing professional relationships pursuant to which the Sponsor agreed to transfer a total of 1,600,000 Founder

Shares for upfront cash payments of $3.00 per share and 1,600,000 APHC private warrants for upfront cash payments of $1.00 per warrant, for total aggregate consideration of $6,400,000, which the Sponsor received prior to the closing of the APHC IPO. The transactions contemplated by these forward purchase arrangements are referred to herein as the “At Risk Capital Syndication.” In February 2021, the Sponsor, Dr. Wang and Mr. Xie entered into agreements with certain individuals, who were APHC officers performing non-executive functions, to transfer to them an aggregate 75,000 Founder Shares upon the closing of the Irish Domestication Merger for non-cash consideration in the form of services rendered. In the first half of 2022, the Sponsor entered into forward purchase arrangements with certain individuals with whom the Sponsor or co-founders had pre-existing relationships to transfer them an aggregate 60,000 Founder Shares for non-cash consideration in the form of services rendered. Together, these other forward purchase arrangements are referred to herein as the “Other Forward Purchase Arrangements.” The Founder Shares and APHC private warrants under the Risk Capital Syndication and Other Forward Purchase Arrangements were transferred to the counterparties prior to the completion of the Irish Domestication Merger, pursuant to the terms and conditions of the waiver to a letter agreement between APHC and the Sponsor, which modified in part the terms and conditions of a certain letter agreement, dated as of May 18, 2021, between APHC, the Sponsor and the other individuals party thereto.
Registration Rights Agreement
At the closing of the merger of Legacy MariaDB with and into Mangomill plc pursuant to the terms and conditions of the Merger Agreement (the “Merger”), MariaDB, the Sponsor, Theodore T. Wang, Lionyet International Ltd., certain other equity holders of APHC immediately prior to the consummation of the Business Combination, and certain affiliates and other equity holders of Legacy MariaDB, entered into a registration rights agreement (which has been filed with the SEC) and pursuant to which the selling holders under that registration statement and their permitted transferees are entitled to, among other things, registration rights, including demand, piggy-back and shelf registration rights. The registration rights agreement also provides that MariaDB will pay certain expenses relating to such registrations and indemnify the registration rights holders against (or make contributions in respect of) certain liabilities which may arise under the Securities Act.
Sponsor Liquidating Distribution
On December 14, 2022, the Sponsor conducted a liquidating distribution of all of the Founder Shares and APHC private warrants that it held on such date to its members, including Theodore T. Wang and Lionyet International Ltd., an entity owned and controlled by Shihuang “Simon” Xie, as permitted transferees pursuant to a liquidating distribution and assigned its registration rights in connection with the distribution.
As a result, each of the members of Sponsor have the same registration rights and transfer restrictions with respect to the Ordinary Shares and APHC private placement warrants of MariaDB and Ordinary Shares underlying the APHC private placement warrants of MariaDB received by such member pursuant to the liquidating distribution.
APHC/Sponsor/Mangomill Loans
On January 20, 2021, the Sponsor agreed to loan APHC an aggregate of up to $300,000 to cover expenses related to the APHC IPO pursuant to a note. This loan was non-interest bearing and payable upon the completion of the APHC IPO. On May 20, 2021, the $300,000 outstanding under the note was repaid in full.
On August 30, 2022, the Sponsor agreed to loan APHC an aggregate of up to $250,000 to be used for expenses of APHC. This loan was non-interest bearing and was to be forgiven upon the consummation of the Business Combination. If the loan was not forgiven, the unpaid principal balance on such loan would be payable by MariaDB. As of immediately prior to the closing of the Merger, $200,000 in loan amounts outstanding were forgiven in accordance with the terms of the August 30, 2022 promissory note.
On September 14, 2022, the Sponsor agreed to make available to Mangomill plc a loan facility in an aggregate amount of €263,063 to be advanced upon the written request of Mangomill plc. This loan facility agreement was non-interest bearing and any amount outstanding under the loan facility agreement was to be repaid on the Sponsor’s written demand or upon the closing of the Merger. As of the date of the closing of the Merger, no loan amounts were outstanding.
Administrative Services Agreement
Commencing on May 20, 2021, APHC agreed to pay the Sponsor a total of $10,000 a month for office space, administrative and support services to an affiliate of the Sponsor. The agreement terminated upon the closing of the Business Combination.

RP Loan
On October 10, 2023, MariaDB plc issued a senior secured promissory note (the “Note”) to RP Ventures LLC (“RP Ventures”), in the principal amount of $26.5 million (the transaction, including related pledges and guarantees, is referred to herein as the “RP Loan”). The Note was extended pursuant to an amendment on January 10, 2024.
Our directors Michael Fanfant and Yakov Zubarev were appointed pursuant to the Note and are the RP Appointees; and they have relationships with RP Ventures or certain MariaDB shareholders and their affiliates. Mr. Fanfant is a shareholder of Runa Capital II (GP), the general partner of Runa Capital Fund II, L.P. (“Runa”), and Runa Capital Opportunity I (GP), the general partner of Runa Capital Opportunity Fund I, L.P. and the managing shareholder of Runa Ventures I Limited, which collectively beneficially own approximately 8% of MariaDB’s outstanding ordinary shares. Mr. Fanfant has also served as sole member and manager of RP Ventures since June 9, 2023. Mr. Zubarev is the brother of Ilya Zubarev, who is a shareholder in Runa Capital II (GP) and Runa Capital Opportunity I (GP), and one of four members of the investment committee of each of these entities that makes all investment and voting decisions relating to MariaDB’s ordinary shares held by Runa, Runa Capital Opportunity Fund I, L.P. and Runa Ventures I Limited.
The Note matures on the earlier of January 31, 2024, the occurrence of a Change of Control (as defined in the Note) and the date on which the Note is otherwise declared due and payable pursuant to its terms. Part of the net proceeds from the RP Loan were used to repay our outstanding term loan from European Investment Bank (“EIB”), RP Ventures’ nonrefundable funding fee and out-of-pocket expenses incurred by RP Ventures and Runa incurred in connection with the transaction. Remaining net proceeds are being used to fund our working capital requirements. Amounts outstanding under the Note bear interest at 10% per annum, payable quarterly.
The Company has paid RP Ventures and Runa $3,373,001 for interest on the Note and their out-of-pocket expenses related to the RP Loan, including $610,972 in interest and $132,500 in non-refundable funding fees.
The Note requires two RP Appointees and that the Company’s Board be comprised of four directors. See section “Corporate Governance and Board Matters—Composition of our Board” of Item 10. above for additional related information.
Until maturity, the Note restricts the Company from pursuing or accepting any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company, in each case other than with RP Ventures or Runa.
The Note limits the ability of the Company to, among other things, (i) incur indebtedness, (ii) create certain liens, (iii) declare or distribute dividends or make certain other restricted payments, (iv) be party to a merger, consolidation, division or other fundamental change, (v) transfer, sell or lease Company assets, (vi) make certain modifications to the Company’s organizational documents or indebtedness, (vii) engage in certain transactions with affiliates, (viii) change the Company’s business, accounting or reporting practices, name or jurisdiction or organization, (ix) establish new bank accounts, and (x) establish or acquire any subsidiary. In addition, without prior consent from RP Ventures, the Company will be restricted in, among other things, taking part in transactions outside of the ordinary course of its existing business, making certain payments, or issuing equity interests.
The Note contains certain customary representations and warranties and covenants of the Company. In addition, the Company has agreed to, among other things, provide to RP Ventures certain financial information, maintain minimum aggregate liquidity in an amount to be agreed upon by the Board and RP Ventures, and make disbursements and collect receivables based on budget amounts. The Note provides for customary events of default, including for, among other things, payment defaults, breach of representations and certain covenants, cross defaults, insolvency, dissolution and bankruptcy, certain judgments against the Company, and material adverse changes. In the case of an event of default, RP Ventures may demand immediate repayment by the Company of all or part of the amounts outstanding, if any, under the Note.
Security Agreement
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

MariaDB Relationships and Related Party Transactions
For more information regarding MariaDB executive officer and director compensatory arrangements, see the section titled “Executive Compensation — Employment Agreements and Howard Separation Agreement” of Item 11.
In addition, for more information regarding MariaDB executive officer and director relationships with the Company and beneficial ownership holdings, please see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Director Independence
Our Ordinary Shares and public warrants to acquire Ordinary Shares are listed on the New York Stock Exchange (“NYSE”). Under the rules of the NYSE, independent directors must generally comprise a majority of a listed company’s board of directors. In addition, the rules of the NYSE require that, subject to specified exceptions, each member of a listed company’s audit, compensation and governance committees be independent. Under the rules of the NYSE, a director will only qualify as an “independent director” if that company’s board of directors affirmatively determines that such person does not have a material relationship with the listed company. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and certain other rules of the NYSE. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and certain other rules of the NYSE.
In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under other applicable rules of the NYSE, a member of an audit committee of a listed company may not, other than in such member’s capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.
To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of the NYSE, the board of directors must affirmatively determine that the member of a compensation committee is independent, including following consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.
Based on the determination of our Board, Mr. Ingels is considered an “independent director” as defined under the listing requirements and rules of the NYSE and the applicable rules of the Exchange Act. Prior to their resignations in October 2023, Harold Berenson, Christine Russell and Alexander Suh were deemed “independent directors.”
Currently, we do not have a board of directors comprised of a majority of independent directors and are not in compliance with Section 303A.01 of the Manual, and we were so notified by NYSE on October 17, 2023.
Item 14. Principal Accounting Fees and Services
MaloneBailey was appointed as our independent registered public accounting firm in 2022. The fees of MariaDB presented below are not representative of the fees to be billed by MaloneBailey for MariaDB as a public company but are presented solely to provide our shareholders with a basis to understand our historical relationship with MaloneBailey.

The following table presents fees for professional services rendered by MaloneBailey to us for the years ended September 30:

	2023	2022
Audit fees(1)	$598,170	$617,355
Audit-Related(2)	114,823	162,000
Tax	—	—
All Other Fees	—	—
Total fees	$712,993	$779,355
________________________
(1)Audit Fees. Audit fees included services associated with the annual audit of our financial statements, review of interim financial statements, review of registration statements and other SEC disclosures.
(2)Audit-Related Fees. Audit-related fees include professional consultations with respect to accounting issues directly related to the financial statement audits and due diligence in connection with acquisitions and accounting consultations not included in audit fees.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee maintains policies and procedures for the pre-approval of work performed by the independent auditors and, pursuant to the Audit Committee charter, all audit engagements must be approved in advance by the Audit Committee. For fiscal year 2023, the services provided to the Company by MaloneBailey during fiscal year 2023 were approved by management.

Part IV
Item 15. Exhibits, Financial Statement Schedules
1.Financial Statements and Schedules

No financial statement or supplemental data are filed with this report on Form 10-K/A. See Index to the Consolidated Financial Statements of the Original Form 10-K.

2.Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

		Incorporated by Reference				Filed/ Furnished with This Report
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
2.1	Business Combination Agreement, dated January 31, 2022	S-4	333-265755	2.1	2/1/2022
2.2	Amendment No. 1 to Business Combination Agreement, dated December 9, 2022	8-K	001-40382	2.1	12/12/2022
3.1	Amended MariaDB Memorandum and Articles of Association	8-K	001-41571	3.1	12/22/2022
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and Angel Pond Holdings Corporation	8-K	001-40382	4.1	5/20/2021
4.2	Warrant Amendment Agreement, dated as of December 16, 2022, by and among Angel Pond Holdings Corporation, Continental Stock Transfer & Trust Company, and Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-41571	4.2	12/22/2022
4.3	Post-Amendment Assignment and Assumption Agreement, dated as of December 16, 2022, by and among MariaDB plc, Angel Pond Holdings Corporation, and Computershare Inc., and Computershare Trust Company, N.A.	8-K	001-41571	4.3	12/22/2022
4.4	Specimen MariaDB Stock Certificate	S-4/A	333-265755	4.6	10/20/2022
4.5	Specimen MariaDB Warrant Certificate (included in Exhibit 4.2 (Exhibit A))	8-K	001-41571	4.2	12/22/2022
4.6	Amended and Restated Warrant Agreement, effective as of December 16, 2022, by and among MariaDB Corporation Ab, Mangomill plc and Kreos Capital IV (Expert Fund) Limited.	8-K	001-40382	4.6	12/22/2022
4.7	Description of Securities	10-K	001-41571	4.7	12/29/2023
10.1	Form of Subscription Agreement	8-K	001-40382	10.1	2/1/2022
10.2	Form of Lock-Up Agreement	8-K	001-41571	10.2	12/22/2022
10.3	Form of Registration Rights Agreement	8-K	001-41571	10.3	12/22/2022
10.4#	Form of Deed of Indemnification	8-K	001-41571	10.4	12/22/2022
10.5#	Form of Indemnification Agreement	8-K	001-41571	10.5	12/22/2022
10.6#	Form of Deed of Indemnity Rights	8-K	001-41571	10.6	12/22/2022

10.7#	2022 MariaDB plc Equity Incentive Plan	8-K	001-41571	10.7	12/22/2022
10.8#	Form of Restricted Stock Unit Award Grant Notice	8-K	001-41571	10.8	12/22/2022
10.9#	Form of Stock Option Grant Notice	8-K	001-41571	10.9	12/22/2022
10.10#	MariaDB plc Executive Annual Incentive Plan	8-K	001-41571	10.10	12/22/2022
10.11#	MariaDB plc Non-Employee Director Compensation Program	8-K	001-41571	10.11	12/22/2022
10.12#	MariaDB Corporation AB Summer 2022 USA Share Option Plan and Form of Agreement	8-K	001-41571	10.12	12/22/2022
10.13#	MariaDB Corporation AB Amended and Restated Global Share Option Plan 2017 USA and Form of Option Agreement	8-K	001-41571	10.13	12/22/2022
10.14#	SkySQL Corporation Ab Global Share Option Plan 2014 USA	8-K	001-41571	10.14	12/22/2022
10.15#	MariaDB Corporation Ab Global Share Option Plan 2017	S-8	333-270277	99.4	3/3/2023
10.16#	SkySQL Corporation Ab Global Share Option Plan 2014	S-8	333-270277	99.6	3/3/2023
10.17#	SkySQL Corporation Ab Global Share Option Plan 2012 USA	S-8	333-270277	99.7	3/3/2023
10.18#	SkySQL Corporation Ab Global Share Option Plan 2012 Europe	S-8	333-270277	99.8	3/3/2023
10.19#	SkySQL Corporation Ab Global Share Option Plan 2010 USA	S-8	333-270277	99.9	3/3/2023
10.20#	SkySQL Corporation Ab Global Share Option Plan 2010 Europe	S-8	333-270277	99.10	3/3/2023
10.21#	SkySQL Corporation Ab Global Share Option Plan 2010 Europe (France/Sweden)	S-8	333-270277	99.11	3/3/2023
10.22#	Employment Offer Letter, dated November 4, 2018, between MariaDB Corporation AB and Michael Howard	8-K	001-41571	10.15	12/22/2022
10.23#	Employment Offer Letter, dated May 15, 2017, between MariaDB Corporation Ab and Jon Bakke	8-K	001-41571	10.17	12/22/2022
10.24	Assumption, Amendment and Restatement Agreement, dated as of September 8, 2022, by and among MariaDB Corporation Ab, Mangomill plc and Kreos Capital IV (Expert Fund) Limited.	8-K	001-41571	10.18	12/22/2022
10.25#	Employment Agreement, dated as of March 31, 2023, between MariaDB plc and Conor McCarthy	8-K	001-41571	10.1	4/6/2023
10.26#	Employment Agreement between MariaDB plc and Paul O’Brien	8-K	001-41571	10.1	5/30/2023
10.27#	Separation Agreement between MariaDB plc and Michael Howard	8-K	001-41571	10.2	5/30/2023
10.28#	Employment Agreement between MariaDB plc and Franz Aman	10-Q	001-41571	10.3	8/14/2023
10.29#	Employment Agreement between MariaDB plc and Thomas Siegel	10-Q	001-41571	10.4	8/14/2023

10.30	Senior Secured Promissory Note, dated October 10, 2023	8-K	001-41571	10.1	10/10/2023
10.31#	Separation Agreement between MariaDB plc and Franz Aman	10-K	001-41571	10.31	12/29/2023
10.32#	Employment Agreement between MariaDB plc and Roya Shakoori	10-K	001-41571	10.32	12/29/2023
21.1	List of Subsidiaries	10-K	001-41571	21.1	12/29/2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-41571	31.1	12/29/2023
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-41571	31.2	12/29/2023
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-41571	32.1	12/29/2023
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-41571	32.2	12/29/2023
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIADB PLC

Date: January 29, 2024	By:	/s/ Paul O’Brien
	Name:	Paul O’Brien
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 29, 2024	By:	/s/ Conor McCarthy
	Name:	Conor McCarthy
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)