Form 10-Q
period 2023-12-31
MariaDB plc
filed 2024-02-14
CIK 1929589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. Refer to the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 67,749,429 shares of common stock as of February 9, 2024.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•our ability to continue as a going concern and to secure additional financing needed to meet short-term and long-term liquidity needs, which would become particularly challenging in the near future if we are unable to restructure our obligations under the senior secured promissory note (the "RP Note") with RP Ventures LLC (“RP Ventures”), which matured on January 31, 2024;
•our business, including our management, is required to take or is restricted from taking various actions under the terms of the RP Note and the Forbearance Agreement, dated as of February 5, 2024, entered into by and among the Company, guarantors under the RP Note and RP Ventures (the “Forbearance Agreement”), which could adversely affect our ability to execute our operating plans or address other strategic priorities such as raising additional capital;
•our ability to execute the restructuring plan we announced in October 2023 and to realize the expected improvements to our operating results and liquidity from that plan;
•our failure to meet the continued listing requirements of the NYSE (or another national securities exchange), which could result in the delisting of our securities, or otherwise our failure to continue listing on NYSE (or another national securities exchange), could limit the value of our securities and liquidity and otherwise negatively impact or business;
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

Item 1. Financial Statements
INDEX TO THE FINANCIAL STATEMENTS
MARIADB PLC
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MariaDB plc
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	December 31, 2023	September 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,433	$4,467
Accounts receivable, net	9,398	13,956
Prepaids and other current assets	5,812	5,780
Total current assets	25,643	24,203
Property and equipment, net	202	232
Operating lease right-of-use assets	310	509
Other noncurrent assets	4,721	4,848
Total assets	$30,876	$29,792
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,803	$4,378
Accrued expenses	6,094	6,450
Operating lease liabilities	330	539
Debt	26,500	15,855
Deferred revenue	29,523	29,828
Total current liabilities	68,250	57,050
Deferred revenue, net of current	16,388	16,793
Warrant liabilities	646	1,295
Deferred tax liability	—	173
Total liabilities	85,284	75,311
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Ordinary shares, par value of $0.01 per share; 67,738,634 and 67,713,368 shares issued and outstanding as of December 31, 2023 and September 30, 2023	674	674
Additional paid-in-capital	213,331	213,307
Accumulated deficit	(258,148)	(249,380)
Accumulated other comprehensive loss	(10,265)	(10,120)
Total stockholders’ deficit	(54,408)	(45,519)
Total liabilities and stockholders’ deficit	$30,876	$29,792
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended December 31,
	2023	2022
Revenue:
Subscription	$12,270	$11,277
Services	1,342	1,528
Total revenue	13,612	12,805
Cost of revenue:
Subscription	1,551	1,590
Services	1,301	1,775
Total cost of revenue	2,852	3,365
Gross profit	10,760	9,440
Operating expenses:
Research and development	5,316	9,473
Sales and marketing	4,273	6,886
General and administrative	4,894	5,503
Restructuring and other charges	2,767	—
Gain on divestitures	(933)	—
Total operating expense	16,317	21,862
Loss from operations	(5,557)	(12,422)
Other (expense) income:
Interest expense	(3,109)	(232)
Change in fair value of warrant liabilities	639	1,731
Other expense, net	(908)	(1,829)
Loss before income tax benefit	(8,935)	(12,752)
Income tax benefit	167	56
Net loss	$(8,768)	$(12,696)
Net loss per share attributable to ordinary shares – basic and diluted	$(0.13)	$(0.53)
Weighted-average shares outstanding – basic and diluted	67,733,957	23,912,928
Comprehensive Loss:
Net loss	$(8,768)	$(12,696)
Foreign currency translation adjustment, net of taxes	(145)	1,887
Unrealized loss from available-for-sale securities, net of taxes	—	(2,177)
Total comprehensive loss	$(8,913)	$(12,986)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	183,565,242	$206,969	60,764,711	$—	$11,482	$(9,305)	$(197,523)	$(195,346)
Recapitalization	(141,682,189)	—	(46,900,367)	139	(139)	—	—	—
Balance at September 30, 2022	41,883,053	206,969	13,864,344	139	11,343	(9,305)	(197,523)	(195,346)
Exercise of share options	—	—	844,350	8	176	—	—	184
Vesting of restricted stock units								—
Adjustment to deferred offering costs								—
Issuance of Ordinary Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	539,233	5	(5)	—	—	—
Exercise of Series C - 2020 Preferred Share Warrants	539,627	3,516	—	—	—	—	—	—
Preferred shares conversion	(42,422,680)	(210,485)	42,422,680	424	210,061	—	—	210,485
Issuance of Ordinary Shares upon Business Combination including PIPE financing (net of offering costs of $14.9 million)	—	—	8,812,585	88	(10,726)	—	—	(10,638)
Stock-based compensation	—	—	—	—	616	—	—	616
Other comprehensive loss	—	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	—	(12,696)	(12,696)
Balance at December 31, 2022	—	$—	66,483,192	$664	$211,465	$(9,595)	$(210,219)	$(7,685)

Balance at September 30, 2023	—	$—	67,713,368	$674	$213,307	$(10,120)	$(249,380)	$(45,519)
Exercise of share options	—	—	24,016	—	11	—	—	11
Vesting of restricted stock units	—	—	1,250	—	—	—	—	—
Share-based compensation	—	—	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	—	—	(8,768)	(8,768)
Balance at December 31, 2023	—	$—	67,738,634	$674	$213,331	$(10,265)	$(258,148)	$(54,408)

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2023	2022
Operating activities:
Net loss	$(8,768)	$(12,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(64)	485
Depreciation and amortization	30	238
Non-cash lease expense	202	120
Stock-based compensation	13	616
Change in fair value of warrant liability	(639)	(1,731)
Loss from disposal of property and equipment	—	47
Amortization of deferred commission	463	274
Investment income	—	(925)
Foreign currency loss, net	1,427	1,332
Non-cash interest expense, including interest expenses associated with debt issuance costs	3,103	—
Restructuring and other charges	933	—
Gain on divestitures	(933)	—
Deferred income tax	(165)	—
Changes in operating assets and liabilities:
Accounts receivable	4,887	(12,041)
Other current assets	(67)	(557)
Other noncurrent assets	177	(211)
Accounts payable and accrued expenses	296	(606)
Operating lease liability	(212)	(123)
Deferred revenue	(2,064)	11,708
Net cash used in operating activities	(1,381)	(14,070)
Investing activities:
Purchases of property and equipment	—	(5)
Disposal of investments	—	25,948
Net cash provided by investing activities	—	25,943
Financing activities:
Proceeds from stock options exercise	11	184
Settlement of warrant liabilities	—	(427)
Proceeds from exercise of warrants	—	2,867
Payment of offering costs related to the Business Combination	—	(3,569)
Proceeds from the Business Combination	—	10,509
Net proceeds from issuance of promissory note	23,993	—
Repayment of debt	(16,230)	(135)
Net cash provided by financing activities	7,774	9,429
Effect of exchange rate changes on cash and cash equivalents	(427)	1,817
Net decrease in cash and cash equivalents	5,966	23,119
Cash and cash equivalents at beginning of period	4,467	4,756
Cash and cash equivalents at end of period	$10,433	$27,875

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$56
Cash paid for interest	$29	$226

Non-cash investing and financing activities:
Issuance of Series C Preferred Shares – Exercise of Warrant Liabilities, Fair Value	$—	$649
Conversion of Convertible Preferred Shares to Ordinary Shares	$—	$210,485
Warrant liabilities assumed in the Business Combination	$—	$7,111
Net assets assumed in the Business Combination	$—	$883
Reclassification of deferred offering costs related to the Business Combination	$—	$9,165
Deferred offering costs related to the Business Combination in accounts payable	$—	$2,185
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Description of Business
MariaDB plc (“MariaDB” or the “Company”) is one of the most popular, general purpose, relational database. The Company’s operations consist of programming, development and sales of software programs, applications and tools related to enterprise database software. In addition, the Company provides user support, consultation and training for the software, applications, tools, and systems. The Company is active in development of both open source and closed source software.
The Company is headquartered in Redwood City, California and Dublin, Ireland, with operations in other locations including Espoo, Finland, and Sofia, Bulgaria.
Liquidity and Going Concern
As of December 31, 2023, the Company had an accumulated deficit of $258.1 million and $10.4 million in cash and cash equivalents. The Company has determined our current cash and cash equivalents will not be sufficient to fund operations (including the repayment of the $26.5 million promissory note and related interest that was due in January 2024 (refer to Note 8 Debt and Note 15 Subsequent Events for additional discussion)), including capital expenditure requirements for at least 12 months from the date these financial statements were issued (February 14, 2024). raising substantial doubt about our ability to continue as a going concern.

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
Revenue Recognition

Deferred revenues consist of customer contracts billed or cash received that will be recognized in the future under subscriptions existing at the balance sheet date. The current portion of deferred revenues represents amounts that are expected to be recognized within one year of the balance sheet date. As of December 31, 2023 and September 30, 2023, the balance of deferred revenue was $45.9 million and $46.6 million, respectively, which includes $12.2 million and $12.4 million of refundable customer deposits, respectively.

Revenue recognized during the three months ended December 31, 2023 and 2022 that was included in the deferred revenue beginning balance of each year was $11.3 million and $10.0 million, respectively.

Incremental direct costs of obtaining a contract are included in prepaid and other current assets and other noncurrent assets, respectively, in the condensed consolidated balance sheets. The current and noncurrent deferred commissions had a balance of $5.4 million and $5.6 million as of December 31, 2023 and September 30, 2023, respectively.
Concentration of Credit Risk
As of December 31, 2023, one customer accounted for 12.8% of the total balance of accounts receivable, net. As of September 30, 2023, one customer accounted for 10.5% of the total balance of accounts receivable, net. For the three months ended December 31, 2023 and 2022, no customer accounted for more than 10% of the Company’s total consolidated revenues.
Fair Value of Financial Instruments
As of December 31, 2023 and September 30, 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, debt and deferred revenue) approximate fair value due to the short-term nature of such items.
Accounts Receivable, Net
Accounts receivable, net was $9.4 million as of December 31, 2023 compared to $14.0 million as of September 30, 2023 as reported on the Consolidated Balance Sheets.
The following table presents the changes in the allowance for credit losses at December 31, 2023 and 2022:

	December 31, 2023	September 30, 2023

	(in thousands)
Balance, beginning of period	$1,386	$642
Change in provision for credit losses	(64)	802
Less: write-offs, net of recoveries	(615)	(105)
Foreign currency translation	105	47
Balance, end of period	$812	$1,386
Prepaids and Other Current Assets
Prepaid expenses and other current assets totaled $5.8 million as of December 31, 2023 and September 30, 2023.
Prepaid expenses totaled $3.5 million and $3.7 million as of December 31, 2023 and September 30, 2023, respectively, and were primarily related to up-front payments made to third parties in the ordinary course of business.
Other current assets primarily consisted of deferred commission totaling $1.7 million as of December 31, 2023 and September 30, 2023. Other receivables totaled $0.6 million and $0.4 million as of December 31, 2023 and September 30, 2023, respectively.
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

The following table summarizes the disaggregation of revenue by geography for the three months ended December 31, 2023 and 2022 respectively.

	Three Months Ended December 31,
	2023	2022

	(in thousands)
EMEA	$4,792	$4,649
Americas	6,270	5,963
APAC	2,550	2,193
Total revenue	$13,612	$12,805
Revenue attributable to the United States comprised 42.6% and 42.2% of the total revenue for the three months ended December 31, 2023 and 2022, respectively. No other country outside of the United States comprised more than 10% of revenue for the three months ended December 31, 2023 and 2022. Revenue by location is determined by the billing address of the customer.
Revenue from professional services recognized at a point in time amounted to $0.1 million and $0.2 million and revenue from professional services recognized over time amounted to $1.2 million and $1.3 million for the three months ended December 31, 2023 and 2022, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, partially undelivered, or unbilled as of the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and adjustments for currency. As of December 31, 2023, approximately $57.0 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue approximately 51.8% of these remaining performance obligations over the next 12 months. The Company’s subscription contracts are recognized ratably over the contract term. Accordingly, the majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months with the remainder recognized thereafter.

Note 4. Warrants
Warrant information in the below table is presented as of December 31, 2023 and September 30, 2023.

			Warrants Outstanding		Fair Value of Warrant Liabilities
Warrants	Number of warrants issued	Purchase price per share	December 31, 2023	September 30, 2023	December 31, 2023	September 30, 2023

					(in thousands)
Kreos Rollover Warrant	190,559	€2.28	190,559	190,559	$1	$1
Series C – 2017	1,215,345	€0.04	—	—	—	—
Series C – 2020	786,234	€5.22	—	—	—	—
Public Warrants	8,850,458	$11.50	8,850,458	8,850,458	353	709
Private Warrants	7,310,297	$11.50	7,310,297	7,310,297	292	585
	18,352,893		16,351,314	16,351,314	$646	$1,295

The following table presents the change in the fair value of warrant liabilities at December 31, 2023:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2023	$1,295
Change in fair value	(639)
Foreign currency translation	(10)
December 31, 2023	$646
The following table presents the change in the fair value of warrant liabilities at December 31, 2022:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2022	$1,749
Change in fair value	(1,731)
Warrants assumed in the Business Combination	7,111
Settlement of 2017 Series C Warrants put option	(427)
Exercised	(649)
Foreign currency translation	182
December 31, 2022	$6,235

Fair values of the Public and Private Warrants were determined using publicly traded warrant prices. Fair values of the remaining warrants and option rights were determined using the Black-Scholes option-pricing model with the following input assumptions:

	Three Months Ended December 31,
	2023	2022
Expected volatility range (weighted average)	44.07%	47.78%
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	4.89%	4.18%
Expected term range (weighted average)	2.63 years	3.38 years
Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.

Note 5. Stock-Based Compensation
Legacy MariaDB Stock Option Plans
During the three months ended December 31, 2022, 65,098 options were granted under the Global Share Option Plan 2017 ("2017 Plan"). No options were granted under the 2017 Plan during the three months ended December 31, 2023.

No options were granted under the Global Share Option Plan 2017 USA ("2017 US Plan") during the three months ended December 31, 2023 and 2022.

During the three months ended December 31, 2022, 58,182 options were granted under the Summer 2022 USA Share Option Plan ("2022 US Plan"). No options were granted under the 2022 US Plan during the three months ended December 31, 2023.
MariaDB plc 2022 Equity Incentive Plan
No RSUs or options were granted under the MariaDB plc 2022 Equity Incentive Plan during the three months ended December 31, 2023 and 2022.
Stock Options
The following table summarizes stock option activity under the Company’s incentive plans for the three months ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregated Intrinsic Value
			(in years)	(in thousands)
Options outstanding, September 30, 2023	7,897,771	$1.28
Granted	—	$—
Exercised	(24,016)	$0.47
Forfeited	(743,975)	$2.70
Options outstanding, December 31, 2023	7,129,780	$1.13	6.07	$—
Options Exercisable, December 31, 2023	5,863,934	$0.90	5.49	$—
Vested and expected to vest after December 31, 2023	7,129,780	$1.13	6.07	$—
The total intrinsic value of options exercised during the three months ended December 31, 2023 was nominal. The aggregate grant date fair value of stock options vested during the three months ended December 31, 2023 was approximately $0.3 million. As of December 31, 2023, there was approximately $0.6 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.6 years.

Fair Value Valuation Assumptions
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following input assumptions:

	Three Months Ended December 31,
	2023		2022
	Range	Weighted Average	Range	Weighted Average
Dividend yield (%)	0% - 0%	0%	0% - 0%	0%
Expected volatility (%)	0.00% - 0.00%	—%	44.90% - 47.26%	45.90%
Risk–free interest rate (%)	0.00% - 0.00%	—%	3.70% - 3.80%	3.76%
Expected life of stock options (years)	0 - 0	—	5.00 - 7.00	5.88
Fair value of common stock	$0.00 - $0.00	$—	$4.16 - $4.16	$4.16
Restricted Stock Units
The RSUs vest over a four-year period, subject to the holder's continued service through the vesting dates. The following table summarizes RSU activity under the 2022 Equity Incentive Plan for the three months ended December 31, 2023:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share

Unvested outstanding, September 30, 2023	4,602,830	$0.91
Granted	—	$—
Vested	(1,250)	$0.89
Forfeited/canceled	(941,039)	$0.87
Unvested outstanding, December 31, 2023	3,660,541	$0.92
As of December 31, 2023, there was $2.3 million of unrecognized stock-based compensation expense relating to outstanding RSUs granted to employees, directors, and executives that is expected to be recognized over a weighted-average period of 1.86 years.
Total stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations and comprehensive loss is as follows for the periods indicated:

	Three Months Ended December 31,
	2023	2022

	(in thousands)
Cost of revenue	$85	$68
Research and development	(166)	220
Sales and marketing	125	104
General and administrative	(31)	224
Total stock-based compensation expense	$13	$616

Note 6. Accrued Expenses
The following represents the components of accrued expenses contained within our condensed consolidated balance sheets as of the end of each period:

	December 31, 2023	September 30, 2023

	(in thousands)
Accrued payroll and payroll related liabilities	$2,325	$3,577
Accrued bonuses	513	780
Accrued restructuring and other charges	543	—
Taxes payable	481	494
Accrued interest expense	450	—
Other accrued expenses	1,782	1,599
Total accrued expenses	$6,094	$6,450
Note 7. Commitments and Contingencies
The Company is subject to claims, legal proceedings, governmental actions, and assessments from time to time in the ordinary course of business, including without limitation, actions with respect to intellectual property, employment, regulatory, product liability and contractual matters. In connection with these matters, the Company regularly assesses the probability and amount (or range) of possible issues based on the developments in these matters and more generally the significance of these matters to the Company. A liability is recorded in the accompanying unaudited condensed consolidated financial statements if it is determined that it is probable that a loss has been incurred and the amount (or range) of the loss can be reasonably estimated. The Company’s management currently does not believe that any such matters, individually or in the aggregate, will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows; provided, however, if any such matters individually or in the aggregate are decided adversely to the Company, then such matters may have a material adverse effect.
In January 2023, MariaDB received a demand letter on behalf of Houlihan Lokey Capital, Inc., a financial services company that advised Legacy MariaDB in connection with a financing transaction which closed in January 2022, for which that financial services company had provided advisory services and for which MariaDB paid its fee. The demand is for an additional fee based on a de-SPAC transaction which closed in December 2022. On July 11, 2023, Houlihan Lokey Capital, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York asserting claims against the Company for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $6.3 million, plus interest. The Company has answered the complaint and the matter is nearing the end of the fact discovery phase. At the current stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. The Company accrued $1.0 million in other accrued expenses related to a settlement offer the Company made in this matter.
In February 2023, a second financial services company sent MariaDB an additional invoice for approximately $1.3 million under the same circumstances as described in the matter above. MariaDB denies that it owes any additional fees, and no legal proceedings have been filed in connection with this fee claim. MariaDB intends to defend any legal proceedings that may be filed.

Note 8. Debt
The components of debt are as follows:

	December 31, 2023	September 30, 2023

	(in thousands)
RP note	$26,500	$—
Term loan	—	15,855
Total	26,500	15,855
Less: Current portion	(26,500)	(15,855)
Long-term debt	$—	$—
Loan facility agreement with RP Ventures LLC

On October 10, 2023, the Company issued a senior secured promissory note to RP Ventures in the principal amount of $26.5 million. RP Ventures is also acting as the initial Agent as defined in the RP Note (in such capacity, the “Agent”, as defined in the note). The proceeds of the RP Note were used by the Company to repay all amounts outstanding under the outstanding term loan (the "Term Loan") from European Investment Bank ("EIB"), and have been and are being used to pay RP Ventures a nonrefundable funding fee of $132,500, to pay or reimburse RP Ventures and Runa Capital Fund II, L.P. (“Runa”) for its out-of-pocket expenses related to the RP Note transaction, and to pay for working capital purposes as approved by the Company’s board of directors.
Interest on the RP Note accrued on the principal amount at the rate of ten percent (10%) per annum and was payable commencing on January 1, 2024 and quarterly thereafter in arrears on the first business day of each calendar quarter and on the maturity date, whichever was earlier.

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

In connection with issuance of the RP Note, the Company and MariaDB USA. Inc. and certain other of the Company’s subsidiaries (the “Guarantors”) entered into a Guarantee and Collateral Agreement, pursuant to which the Company and each Guarantor pledged substantially all of their respective assets as collateral for the RP Note and each Guarantor guaranteed to RP Ventures the payment of all obligations arising from the RP Note.

The RP Note was initially due on the earlier of (i) January 10, 2024, (ii) the occurrence of a "change of control" (as that term is defined in the RP Note), (iii) the occurrence of any breach of any of the documentation relating to the Company’s Term Loan or any demand for repayment of the Term Loan, and (iv) the date on which the RP Note is otherwise declared due and payable pursuant to its terms. On January 10, 2024, MariaDB entered into an amendment (the “First Amendment”) of the RP Note. The First Amendment, among and between the Company, RP Ventures, and other note parties to the RP Note, extended (i) the maturity date of the RP Note from January 10, 2024 to January 31, 2024, providing time for the Company to continue to work with parties related to the noteholder on a recapitalization structure and (ii) the exclusivity period under the RP Note from January 10, 2024 to January 31, 2024. The Company paid RP Ventures a nonrefundable funding fee of $75,000 relating to the First Amendment.

On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, to allow for further negotiations with respect to a transaction to restructure all or any material part of the obligations under the RP Note and any amendment or extension of the RP Note (the “RPV Transaction”), the Company and the Guarantors entered into the Forbearance Agreement with RP Ventures. Pursuant to the Forbearance Agreement, RP Ventures has agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024, subject to certain limitations and conditions. In addition, the Company has agreed to pay RP Ventures a forbearance fee of $100,000 and to reimburse all reasonable and documented fees and out-of-pocket expenses of RP Ventures and any of its directors, officers, employees or agents, including its counsel, consultant and any other advisors, in connection with the Forbearance Agreement, the RP Note, the Guarantee and Collateral Agreement and other related RP Note documents. Under the terms of the Forbearance Agreement, interest on amounts due under the RP Note accrues at the default rate of 2% above the otherwise-applicable non-default interest rate of 10%. See Note 15 Subsequent Events for additional information.

The Company was not in compliance with the covenants of the RP Note as of December 31, 2023. See Note 15 Subsequent Events for additional information.
Loan facility agreement with European Investment Bank
The Term Loan was disbursed on October 11, 2019 and had a maturity date of October 11, 2023, at which time it was fully repaid. The Term Loan accrued interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the period the Term Loan was outstanding during the quarter ended December 31, 2023 and for the full quarter ended December 31, 2022 was 6.0%. As of September 30, 2023, the Company was in compliance with its debt covenants for the Term Loan.
The schedule of required principal payments remaining on debt outstanding as of December 31, 2023 is as follows:

Principal Payments
(in thousands)
2024	$26,500
Total principal payments	$26,500
Note 9. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of December 31, 2023 and September 30, 2023, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since September 30, 2023 and does not expect any within the next 12 months.

Note 10. Related-Party Transactions
Sales to and purchases from related parties are made on terms equivalent to those that prevail in arm’s length transactions. The Company had related party sales of $0.2 million and $0.1 million to a related party shareholder for the three months ended December 31, 2023 and 2022, respectively. The Company had no accounts receivable from related parties as of both periods ended December 31, 2023 and September 30, 2023.
The Company incurred expenses of $0.2 million related to the MariaDB Foundation (discussed below) and other expenses incurred in the ordinary course of business for both of the three month periods ended December 31, 2023 and 2022.
The Company had $0.1 million and no accounts payable to related parties as of December 31, 2023 and September 30, 2023, respectively.
Outstanding balances are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party receivables or payables.
RP Note, First Amendment, and Forbearance Agreement

On October 10, 2023, the Company issued the RP Note to RP Ventures, which had an initial maturity date of January 10, 24. On January 10, 2024, the RP Note maturity date was extended to January 31, 2024 pursuant to the First Amendment. On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, RP Ventures agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024. See Notes 8 - Debt and 15 - Subsequent Events for additional information and terms of the RP Note, First Amendment, and the Forbearance Agreement.

Pursuant to Board appointment rights granted under the RP Note, RP Ventures appointed two directors, Michael Fanfant and Yakov Zubarev, to the Board on October 10, 2023. Mr. Fanfant and Mr. Zubarev have relationships with RP Ventures or certain MariaDB shareholders and their affiliates. Mr. Fanfant and Mr. Zubarev have relationships with RP Ventures or certain Company shareholders and their affiliates. Mr. Fanfant is a shareholder of Runa Capital II (GP), the general partner of Runa Capital Fund II, L.P., and Runa Capital Opportunity I (GP), the general partner of Runa Capital Opportunity Fund I, L.P. and the managing shareholder of Runa Ventures I Limited, which collectively beneficially own more than 5% of the Company’s outstanding ordinary shares. Mr. Fanfant has also served as sole member and manager of RP Ventures since June 9, 2023. Mr. Zubarev is the brother of Ilya Zubarev, who is a shareholder in Runa Capital II (GP) and Runa Capital Opportunity I (GP), and one of four members of the investment committee of each of these entities that makes all investment and voting decisions relating to the Company’s ordinary shares held by Runa, Runa Capital Opportunity Fund I, L.P. and Runa Ventures I Limited.
Note 11. Net Loss Per Share
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three Months Ended December 31,
	2023	2022
Warrants	16,351,314	16,351,314
Stock options	7,129,780	8,972,709
Restricted stock units	3,660,541	—
Convertible preferred shares	—	—
Total	27,141,635	25,324,023
Warrant, stock option and share information is presented in the table above and its accompanying paragraphs as of December 31, 2023 and 2022, as applicable.

Note 12. Accumulated Other Comprehensive Loss
The following summarizes accumulated other comprehensive loss for the three months ended December 31, 2023 and 2022:

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)
Other comprehensive loss before reclassifications	1,887	—	1,887
Amounts reclassified from accumulated other comprehensive net loss	—	(2,177)	(2,177)
Net current period other comprehensive loss	1,887	(2,177)	(290)
Balance at December 31, 2022	$(9,595)	$—	$(9,595)

Balance at September 30, 2023	$(10,120)	$—	$(10,120)
Other comprehensive loss	(145)	—	(145)
Net current period other comprehensive loss	(145)		(145)
Balance at December 31, 2023	$(10,265)	$—	$(10,265)
Note 13. Restructuring and other charges
On October 12, 2023, the Company announced its plan to better align its workforce with the needs of its business and to reduce the Company’s operating costs. The plan included a reduction of the Company’s workforce by approximately 84 individuals. During the quarter ended December 31, 2023, the Company recorded a restructuring charge of approximately $2.8 million, related primarily to headcount. The Company expects the restructuring and other charges to be finalized during the first half of the fiscal year 2024.
Note 14. Divestitures
SkySQL
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
The Company will have no seat on the Board of Directors or any significant influence over Sky's' financial or operational decisions. The minority interest in Sky is considered immaterial to the financial statements.
The net book value of the assets related to the Sky business were all previously written off as a result of the annual goodwill impairment analysis as of September 30, 2023. The Company reported a gain on the divestiture of the business of approximately $0.9 million related to the release and extinguishment of severance obligations for certain former Company employees who chose to become employees of Sky.
The operating results of SkySQL did not qualify for reporting as discontinued operations.
CubeWerx
On December 30, 2023, the Company agreed to sell, assign and transfer all of the purchased contracts, intellectual property and servers/hardware of its Canadian subsidiary for a nominal amount of consideration.

As part of the divestiture, the Company is legally obligated to provide the buyer with a loan of approximately $0.6 million. The loan is interest bearing and matures in July 2029.

The Company is also required to subscribe to 10% ownership of the buyer’s newly formed company. The investment will be considered immaterial to the Company’s financial statements. The Company will have no seat on the Board of Director or any significant influence over its financial or operational decisions.

The assets of the divested business were all previously written off as a result of the annual goodwill impairment analysis as of September 30, 2023. No gain or loss was reported on the sale of the company. The operating results of the divested company did not qualify as discontinued operations.
Note 15. Subsequent Events
Promissory note amendment
On January 10, 2024, MariaDB entered into the First Amendment of the RP Note. The First Amendment, among and between MariaDB, RP Ventures, and other note parties to the RP Note, extended (i) the maturity date of the RP Note from January 10, 2024 to January 31, 2024, providing time for the Company to continue to work with parties related to the noteholder on a recapitalization structure and (ii) the exclusivity period under the RP Note from January 10, 2024 to January 31, 2024, pursuant to which the Company is restricted from pursuing or accepting any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company, in each case other than with RP Ventures, Runa or Runa affiliates.

The Company paid RP Ventures a nonrefundable funding fee of $75,000 relating to the First Amendment.

Except for the foregoing, no material changes were made to the RP Note by the First Amendment.

Forbearance Agreement

On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note.

The Company is currently in discussions with RP Ventures and Hale Capital Partners to replace the RP Note and raise capital through a convertible preferred equity financing. On February 5, 2024, to allow for further negotiations with respect to the “RPV Transaction, the Company and the Guarantors entered into the Forbearance Agreement. There are no assurances that the Company will reach an agreement with RP Ventures with respect to the RPV Transaction or that RP Ventures will not exercise remedies in the event that the Forbearance Agreement terminates or an additional event of default occurs under the RP Note. Under the terms of the Forbearance Agreement, interest on amounts due under the RP Note accrues at the default rate of 2% above the otherwise-applicable non-default interest rate of 10%.

Pursuant to the Forbearance Agreement, RP Ventures has agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024, subject to certain limitations and conditions.

In addition, the Company has agreed to pay RP Ventures a forbearance fee of $100,000 and to reimburse all reasonable and documented fees and out-of-pocket expenses of RP Ventures and any of its directors, officers, employees or agents, including its counsel, consultant and any other advisors, in connection with the Forbearance Agreement, the RP Note, the Guarantee and Collateral Agreement and other related RP Note documents.

Additional Actions Resulting In Events of Default

Under the terms of the Forbearance Agreement, the Company has agreed that certain additional actions taken by or regarding the Company would constitute an immediate event of default under the Forbearance Agreement, the RP Note, the Guarantee and Collateral Agreement and other related RP Note documents, without any notice or grace or cure period.

These actions include, among other things, (i) any misrepresentation by the Company or failure by the Company to comply with the terms of the Forbearance Agreement, the RP Note, the Guarantee and Collateral Agreement and other related RP Note documents, (ii) the exercise by a person other than RP Ventures of such person’s rights or remedies against the Company, or any obligor providing credit support for the Company’s obligations to such person, or against the Company or such obligor’s properties or assets, or (iii) any public announcement by (A) the Company regarding certain change of control events under the RP Note or a proposed change of control event under the RP Note (which include, among other things, the Company no longer owning 100% of each class of the outstanding equity interest of its direct and indirect subsidiaries) or (B) a third party regarding a proposed offer or other transaction with the Company that could result in a change of control. Upon the occurrence of an event of default, RP Ventures may declare the principal of and accrued interest on the RP Note to be immediately due and payable.

Restricted Period

Under the terms of the Forbearance Agreement, the Company is subject to certain restrictions for a period extending until the earlier of (i) the execution of a definitive agreement among the Company, the Guarantors, and RP Ventures relating to the RPV Transaction and (ii) 11:59 p.m. Pacific Time on February 21, 2024 (the “Restricted Period”).

During the Restricted Period, the Company and its subsidiaries are unable to, directly or indirectly (in each case other than any transaction with RP Ventures): (i) (A) initiate, solicit, facilitate or encourage any inquiries or proposal from any persons that may constitute, or could be expected to lead to, any merger, joint venture, partnership, consolidation, dissolution, liquidation, tender offer, recapitalization, reorganization, scheme of arrangement, amalgamation, spin-off, share exchange, business combination, purchase, loan, notes issuance, issuance of indebtedness or other financing or similar transaction involving the Company or any of its subsidiaries; or to any acquisition by any person or group, or proposal or offer, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power, or consolidated net income, revenue or assets, of the Company and its subsidiaries (in each case other than any transaction with RP Ventures) (each, an “Alternative Transaction”) or (B) discuss, negotiate, respond to or participate in any discussion or negotiations with any persons with respect to, or that could be expected to lead to, an Alternative Transaction; (ii) provide any non-public information relating to the Company or any of its subsidiaries’ assets, business or records to any persons in connection with an Alternative Transaction, unless, and solely to the extent, required by Rule 20.3 of the Irish Takeover Panel Act, 1997, Takeover Rules, 2022 (the “Irish Takeover Rules”); (iii) waive or amend any standstill provision that any persons has entered into with respect to an Alternative Transaction, or (iv) approve, authorize, enter into or make any public statement regarding any contract, agreement, arrangement or understanding (whether oral or written), term sheet, letter of intent or similar instrument with any persons requiring or which would be expected to require the Company to delay, abandon, terminate or fail to consummate the RPV Transaction unless, and solely to the extent, required by law or regulatory authorities and, subject to the Irish Takeover Rules, prior written notice of such requirement is provided to RP Ventures, with RP Ventures having the opportunity (to the extent permitted by law) to minimize such disclosure.

In the event the Company or any of its subsidiaries receives an inquiry, proposal, offer, or indication of interest with respect to an Alternative Transaction during the Restricted Period (such offer, a “Competing Offer”) from a third party, the Company will (i) notify the third party that the Company is contractually prohibited from engaging in discussions with, or otherwise responding to, the third party in response thereto and (ii) promptly notify RP Ventures and provide the material terms and communications relating to such Competing Offer, among other things, to the extent permitted by the Irish Takeover Rules. To the extent permitted by the Irish Takeover Rules, the Company shall keep RP Ventures fully informed on a current basis of any modifications to such offer, indication of interest, proposal or inquiry and any information provided or received or communications made with respect thereto.

In addition, if the Company receives a Competing Offer during the Restricted Period that is determined to be superior to the terms proposed in connection with the RPV Transaction, and the failure to take such action with respect thereto would reasonably be expected to be violate the responsibility of the board of directors of the Company (the “Board”) under the Irish Takeover Rules, the Forbearance Agreement requires the Company to provide a notice to RP Ventures of such superior Competing Offer and sets forth certain procedures that RP Ventures may pursue to modify the terms of any proposed RPV Transaction in response to such determination within ten days of receiving such notice. During such ten day period from the time of such notice, the Company and its subsidiaries and representatives are prohibited from making any public statement or express any public opinion relating to the superior Competing Offer. In the event the Company makes such an announcement, the making of such announcement will, at the election of RP Ventures, constitute a termination event under the Forbearance Agreement.

During the Restricted Period, the Company is required to negotiate in good faith to execute and implement definitive legal documents to consummate the RPV Transaction.

In consideration of entering into the Forbearance Agreement, the Company agrees to release RP Ventures, Runa Capital Fund II, L.P. and its affiliates, and each of their respective successors and assigns, and their respective present and former shareholders, affiliates, subsidiaries, directors, agents and other representatives of and from any and all demands, actions, causes of action, suits, damages and any and all other claims, counterclaims, defenses, rights of set off, demands and liabilities whatsoever in connection with the Forbearance Agreement, the RP Note, the Guarantee and Collateral Agreement and other related RP Note documents.
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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q (“Unaudited Condensed Consolidated Financial Statements”), as well as the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 29, 2023 and amended on January 29, 2024 (“2023 Annual Report”). Some of the information contained in this discussion and analysis, including information with respect to our planned investments in our research and development, sales and marketing, payment of our debt, and general and administrative functions, includes forward-looking statements that involve risks and uncertainties. You should review the sections “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained elsewhere in this quarterly report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual financial results and condition to differ materially from the results and condition described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, our historical results and condition are not necessarily indicative of the financial results or condition that may be expected as of any other date or for any period in the future.
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

To support our database solutions and increase customer satisfaction and retention, we provide professional services to aid our customers in making their applications on the MariaDB platform successful. Our services revenue accounted for 9.9% and 11.9%, respectively, of our total revenue during the three months ended December 31, 2023 and 2022. We continue to invest in our professional service offerings as part of our customer retention and expansion strategy.
Our database solutions are used globally by organizations of all sizes across a broad range of industries. We currently offer our products in the (1) Americas, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) Asia-Pacific (“APAC”). Our revenue from those regions constituted 46%, 35%, and 19%, respectively, of our revenue for the three months ended December 31, 2023, and 47%, 36%, and 17%, respectively, of our revenue for the year ended December 31, 2022. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international markets. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
Recent Actions
RP Note, First Amendment, and Forbearance Agreement

On October 10, 2023, the Company issued that certain senior secured promissory note to RP Ventures in the principal amount of $26.5 million (the “RP Note”), which had an initial maturity date of January 10, 24. On January 10, 2024, the RP Note maturity date was extended to January 31, 2024 pursuant to the First Amendment. On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, RP Ventures agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024. For more information on these agreements, see “- Liquidity and Capital Resources – Debt – Loan facility agreement with RP Ventures LLC”.
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

As of December 31, 2023 and 2022, our key business metrics were as follows:

	As of December 31,
($ in thousands)	2023	2022(1)
Total Annual Recurring Revenue	$51,805	$46,595
Total Net Revenue Retention Rate	105%	106%
Customers	683	651
(1) Metrics presented for the period ended December 31, 2022 have been recalculated to reflect the revised metric definition. In the fourth quarter of fiscal year 2023, we changed the definition of ARR to exclude revenue from pay-as-you-go customers related to SkySQL and one-year and multi-year contracts relating to SkySQL and Xpand products, to only include revenue from contracts which have a contract start date on or before the ARR measurement date, and to only include revenue for up to 30 days after the subscription end date for a contract for customers who are actively negotiating renewal. As a result of the change in the definition of ARR, the net revenue retention rate as of December 31, 2022 presented above has also been recalculated using ARR under the Company’s revised methodology. Customers of our SkySQL and Xpand subscription products have also been removed from our number of customers as of December 31, 2022.

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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the periods indicated (amounts stated in thousands):
Overview for the Three Months Ended December 31, 2023 and 2022

	Three Months Ended December 31,
	2023	2022
Revenue:
Subscription	$12,270	$11,277
Services	1,342	1,528
Total revenue	13,612	12,805
Cost of revenue:
Subscription	1,551	1,590
Services	1,301	1,775
Total cost of revenue	2,852	3,365
Gross profit	10,760	9,440
Operating expenses:
Research and development	5,316	9,473
Sales and marketing	4,273	6,886
General and administrative	4,894	5,503
Restructuring and other charges	2,767	—
Gain on divestitures	(933)	—
Total operating expenses	16,317	21,862
Loss from operations	(5,557)	(12,422)
Other (expense) income:
Interest expense	(3,109)	(232)
Change in fair value of warrant liabilities	639	1,731
Other expense, net	(908)	(1,829)
Loss before income tax benefit	(8,935)	(12,752)
Income tax benefit	167	56
Net loss	$(8,768)	$(12,696)

Comparison of the Three Months Ended December 31, 2023 and 2022
Revenue

	Three Months Ended December 31,		Change
	2023	2022	$	%

	( in thousands)
Revenue
Subscription	$12,270	$11,277	$993	8.8%
Services	1,342	1,528	(186)	(12.2)%
Total revenue	$13,612	$12,805	$807	6.3%
Subscription revenue
Subscription revenue increased by $1.0 million, or 8.8%, from $11.3 million for the three months ended December 31, 2022 to $12.3 million for the three months ended December 31, 2023. Approximately 98.1% of the year-over-year increase in revenue was attributable to new customers with the remaining increase attributable to existing customers. Our customer base grew from 651 customers as of December 31, 2022 to 683 customers as of December 31, 2023.
Services revenue
Services revenue decreased by $0.2 million, or 12.2%, from $1.5 million for the three months ended December 31, 2022 to $1.3 million for the three months ended December 31, 2023, primarily due to a decline in delivery of enterprise architect services.
Cost of revenue, Gross profit and Gross margin

	Three Months Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Cost of revenue
Subscription	$1,551	$1,590	$(39)	(2.5)%
Services	1,301	1,775	(474)	(26.7)%
Total cost of revenue	$2,852	$3,365	$(513)	(15.2)%

Gross profit	$10,760	$9,440	$1,320	14.0%
Gross margin	79.0%	73.7%	NA	NA
Cost of subscription revenue
Cost of subscription revenue decreased nominally in the three months ended December 31, 2023, compared to the three months ended December 31, 2022. The decrease in cost of subscription revenue was primarily due to a decrease in personnel-related costs as a result of headcount reduction related to restructuring activities (discussed below), partially offset by an increase in costs related to third-party tools.
Cost of services revenue
Cost of services revenue decreased by $0.5 million, or 26.7%, from $1.8 million for the three months ended December 31, 2022 to $1.3 million for the three months ended December 31, 2023. The decrease in cost of services revenue was primarily due to a decrease in personnel-related costs as a result of headcount reduction related to restructuring activities (discussed below).

Gross margin
Our overall gross margin increased from 73.7% in the three months ended December 31, 2022 to 79.0% for the three months ended December 31, 2023, primarily due to growth in subscription revenue and personnel-related cost savings realized pursuant to our restructuring plan announced in October 2023.
Operating expenses

	Three Months Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Operating expenses
Research and development	$5,316	$9,473	$(4,157)	(43.9)%
Sales and marketing	4,273	6,886	(2,613)	(37.9)%
General and administrative	4,894	5,503	(609)	(11.1)%
Restructuring and other charges	2,767	—	2,767	NM
Gain on divestitures	(933)	—	(933)	NM
Total operating expenses	$16,317	$21,862	$(5,545)	(25.4)%
Research and development
Research and development expense decreased by $4.2 million, or 43.9%, from $9.5 million for the three months ended December 31, 2022 to $5.3 million for the three months ended December 31, 2023. The decrease was primarily attributable to a decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), a $0.9 million decrease in third-party hosting infrastructure costs, a $0.3 million decrease in professional service fees, and a $0.2 million decrease in other expenses, such as amortization of acquired intangible assets and depreciation.
Sales and marketing
Sales and marketing expense decreased by $2.6 million, or 37.9%, from $6.9 million for the three months ended December 31, 2022 to $4.3 million for the three months ended December 31, 2023. The decrease was primarily attributable to a $1.2 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities, a $1.1 million decrease in marketing expenses, and a $0.3 million decrease in other expenses, such as professional fees and travel-related costs.
General and administrative
General and administrative expense decreased by $0.6 million, or 11.1%, from $5.5 million for the three months ended December 31, 2022 to $4.9 million for the three months ended December 31, 2023. The decrease was primarily attributable to a $0.5 million decrease in bad debt expense, a $0.3 million decrease in professional service fees, and a $0.3 million decrease in technology-related costs which were partially offset by a $0.4 million increase in insurance expense due to the Company’s directors and officers insurance policies and a $0.1 million increase in legal expense and other operating expenses.

Restructuring and other charges
On October 12, 2023, the Company announced its plan to better align its workforce with the needs of its business and to reduce the Company’s operating costs. The plan included a reduction of the Company’s workforce by approximately 84 individuals. During the quarter ended December 31, 2023, the Company recorded a restructuring charge of approximately $2.8 million, related primarily to headcount. The Company expects the restructuring and other charges to be finalized during the first half of the fiscal year 2024.

Gain on divestitures
Gain on divestitures for the three months ended December 31, 2023 were $0.9 million, primarily related to the Company’s divestiture of its SkySQL and geospatial businesses during the quarter ended December 31, 2023. For additional information, Refer to footnote 14 to Unaudited Condensed Consolidated Financial Statements.

Interest expense

	Three Months Ended December 31,		Change
	2023	2022	$	%

	( in thousands)
Interest expense	$(3,109)	$(232)	$(2,877)	1,240.1%

Interest expense increased by $2.9 million, or 1,240.1%, from $0.2 million for the three months ended December 31, 2022 to $3.1 million for the three months ended December 31, 2023, primarily due to the increase in interest expense and amortization of debt issuance costs related to the issuance of a senior secured promissory note to RP Ventures LLC (“RP Ventures”) in the principal amount of $26.5 million during the quarter ending December 31, 2023. For additional information, Refer to footnote 8 to our Unaudited Condensed Consolidated Financial Statements.

Change in fair value of warrant liabilities

	Three Months Ended December 31,		Change
	2023	2022	$	%

	(in thousands)
Decrease in fair value of warrant liabilities	$(639)	$(1,731)	$1,092	NM
Our warrant liabilities are remeasured at the end of each quarter to reflect changes in the fair value of warrant liabilities.

The decrease in fair value of warrant liabilities of approximately $0.6 million for the three months ended December 31, 2023, compared to $1.7 million decrease for the three months ended December 31, 2022. During the quarter ended December 31, 2023, the Company recorded a $0.6 million gain related to the decrease in fair value associated with the Public and Private Warrants as a result of the decrease in the Company’s stock price from September 30, 2023 to December 31, 2023. For additional information, Refer to Note 4 to our Unaudited Condensed Consolidated Financial Statements.
Other income (expense), net

	Three Months Ended December 31,		Change
	2023	2022	$	%

	( in thousands)
Other income (expense), net	$(908)	$(1,829)	$921	NM
Other income (expense), net decreased by $0.9 million from the three months ended December 31, 2022 to the three months ended December 31, 2023, primarily due to currency exchange losses related to transactions denominated in a foreign currency.

Income taxes
The effective tax rate realized for each period was significantly below the statutory rate of 21%, as we incurred significant operating losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets in our primary taxable jurisdiction. Amounts reflected in income tax benefit generally represent various foreign income taxes. Based on the weight of negative evidence and our projections of future taxable income, we expect to maintain our valuation allowance for the foreseeable future.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss before (1) interest expense, (2) income tax expense or benefit, (3) depreciation and amortization, (4) stock-based compensation, (5) change in fair value of warrant liabilities, (6) other income (expense), net, (7) net costs associated with discontinued products pursuant to the Company's October 2023 restructuring plan, and any other one-time non-recurring transaction amounts impacting the statement of operations during the relevant period. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across periods. Our management uses Adjusted EBITDA to assess our operating performance and to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when considered together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook, such as the impact of our capital structure (primarily interest charges) and asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), expenses that do not relate to our core operations, and other non-cash items, including stock-based compensation, unrealized gains and losses related to foreign currency translation (included in other income (expense), net), and change in fair value of warrant liabilities. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

	Three Months Ended December 31,
($ in thousands)	2023	2022
Net Loss	$(8,768)	$(12,696)
Adjustments:
Interest expense	3,109	232
Income tax benefit	(167)	(56)
Depreciation and amortization	—	238
Stock-based compensation	13	616
Change in fair value of warrant liabilities	(639)	(1,731)
Other income (expense), net	908	1,829
Restructuring and other charges	2,767	—
Gain on divestitures	(933)	—
Costs associated with discontinued products, net	$992	$—
Adjusted EBITDA	$(2,718)	$(11,568)

Net Loss Margin	(64.4)%	(99.1)%
Adjusted EBITDA Margin	(20.0)%	(90.3)%
Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations, and other commitments, with cash flows from operations and other sources of funding. Our primary short-term requirements for liquidity and capital relate mainly to employee compensation and benefits, funds for general working capital, and the repayment of the $26.5 million principal of the RP Note, together with accrued interest, that became due in January 2024. (Part of the net proceeds from the financing were used to repay our outstanding term loan from EIB (the “Term Loan”). Refer to discussion below under the heading “– Debt – Loan facility agreement with European Investment Bank”.) Our primary long-term liquidity needs are related to potential acquisitions, working capital needs and the evolution of our operating cash flows.
As of December 31, 2023, our primary sources of liquidity are from the collection of proceeds from the subscriptions of customers and cash generated from financing activities. On October 10, 2023, we entered into a senior secured debt financing transaction with RP Ventures pursuant to which we raised gross proceeds of $26.5 million. Net proceeds were $7.7 million after repayment of the Term Loan and payment of the debt issuance costs.
We generated negative cash flow from operations of $1.4 million during the quarter ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $258.1 million.
As of December 31, 2023, we had $10.4 million in cash and cash equivalents. We are currently seeking financing, as we do not believe our existing cash and cash equivalents, cash provided by sales of database subscriptions, and sales of our services will be sufficient to meet our projected operating requirements (including capital expenditures and the repayment of the $26.5 million and related interest of the RP Note that was due in January 2024) over the next 12 months following the date on which the Consolidated Financial Statements were issued (February 14, 2024), and may potentially not meet our short-term and long-term working capital needs. Our future capital requirements may depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development, expansion of sales and marketing activities, increased costs associated with being a public company, the need for necessary technology investment, the operating and controls infrastructure to support our business and compliance, the introduction of new and enhanced database features and functionality, and the continued market adoption of our database solutions. We may in the future pursue acquisitions of businesses, technologies, assets and talent, which may also require additional capital.

We have not been and are not currently profitable and cannot provide assurance that we will ever be profitable. As described in the Section “Risk Factors – Our failure to meet the continued listing requirements of the NYSE (or another national securities exchange) or otherwise our failure to continue listing on the NYSE (or another national securities exchange) could limit the value of our securities and liquidity”), NYSE is currently monitoring our liquidity condition and if we ultimately fail to satisfy the continued listing requirements of NYSE or otherwise do not continue our listing on the NYSE, the ability of current or future investors to purchase our securities in a capital raising transaction may be impaired, or the pricing and demand for a capital raising transaction may be impaired by limited liquidity for our Ordinary Shares if they are not trading on a national securities exchange.

If we are unable to raise additional capital or generate cash flows necessary to repay the RP Note or expand our operations and invest in new technologies or businesses, our business, competitive position, growth prospects, financial condition, and results of operations could be materially adversely affected. Refer to Note 1 to our Condensed Consolidated Financial Statements for additional information on this assessment.
Deferred Revenue
As of December 31, 2023, we had total deferred revenue of $45.9 million, of which $12.2 million was related to refundable customer deposits. As of December 31, 2023, the remaining performance obligations were $57.0 million, and we expect to recognize revenue on approximately 51.8% of these remaining performance obligations over the next 12 months. Our subscription contracts are recognized ratably over the contract terms; accordingly, the majority of our noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months, with the remainder recognized thereafter.
Debt
Loan facility agreement with European Investment Bank
In October 2023, the Term Loan was repaid from the net proceeds of the RP Note.
Loan facility agreement with RP Ventures LLC

On October 10, 2023, the Company issued a senior secured promissory note to RP Ventures in the principal amount of $26.5 million. RP Ventures is also acting as the initial Agent as defined in the RP Note (in such capacity, the “Agent”, as defined in the note). The proceeds of the RP Note were used by the Company to repay all amounts outstanding under the Term Loan from EIB, and have been and are being used to pay RP Ventures a nonrefundable funding fee of $132,500, to pay or reimburse RP Ventures and Runa Capital Fund II, L.P. (“Runa”) for its out-of-pocket expenses related to the RP Note transaction, and to pay for working capital purposes as approved by the Company’s board of directors.
Interest on the RP Note accrued on the principal amount at the rate of ten percent (10%) per annum and was payable commencing on January 1, 2024 and quarterly thereafter in arrears on the first business day of each calendar quarter and on the maturity date, whichever was earlier.

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

In connection with issuance of the RP Note, the Company and MariaDB USA. Inc. and certain other of the Company’s subsidiaries (the “Guarantors”) entered into a Guarantee and Collateral Agreement, pursuant to which the Company and each Guarantor pledged substantially all of their respective assets as collateral for the RP Note and each Guarantor guaranteed to RP Ventures the payment of all obligations arising from the RP Note.

The RP Note was initially due on the earlier of (i) January 10, 2024, (ii) the occurrence of a "change of control" (as that term is defined in the RP Note), (iii) the occurrence of any breach of any of the documentation relating to the Company’s Term Loan or any demand for repayment of the Term Loan, and (iv) the date on which the RP Note is otherwise declared due and payable pursuant to its terms. On January 10, 2024, MariaDB entered into an amendment (the “First Amendment”) of the RP Note. The First Amendment, among and between the Company, RP Ventures, and other note parties to the RP Note, extended (i) the maturity date of the RP Note from January 10, 2024 to January 31, 2024, providing time for the Company to continue to work with parties related to the noteholder on a recapitalization structure and (ii) the exclusivity period under the RP Note from January 10, 2024 to January 31, 2024. The Company paid RP Ventures a nonrefundable funding fee of $75,000 relating to the First Amendment.

On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, to allow for further negotiations with respect to a transaction to restructure all or any material part of the obligations under the RP Note and any amendment or extension of the RP Note (the “RPV Transaction”), the Company and the Guarantors entered into the Forbearance Agreement with RP Ventures. Pursuant to the Forbearance Agreement, RP Ventures has agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024, subject to certain limitations and conditions. In addition, the Company has agreed to pay RP Ventures a forbearance fee of $100,000 and to reimburse all reasonable and documented fees and out-of-pocket expenses of RP Ventures and any of its directors, officers, employees or agents, including its counsel, consultant and any other advisors, in connection with the Forbearance Agreement, the RP Note, the Guarantee and Collateral Agreement and other related RP Note documents. Under the terms of the Forbearance Agreement, interest on amounts due under the RP Note accrues at the default rate of 2% above the otherwise-applicable non-default interest rate of 10%.

The Company is currently in discussions with RP Ventures and Hale Capital Partners to replace the RP Note and raise capital through a convertible preferred equity financing. There are no assurances that the Company will reach an agreement with RP Ventures with respect to the RPV Transaction or that RP Ventures will not exercise remedies in the event that the Forbearance Agreement terminates or an additional event of default occurs under the RP Note.

For additional information on the terms of the First Amendment and the Forbearance Agreement, refer to "Subsequent Events", Note 15 to our Unaudited Condensed Consolidated Financial Statements.

Cash Flows
The following table presents a summary of our cash flows for the three months ended December 31, 2023 and 2022:

	Three months ended December 31,
	2023	2022
Net cash provided by (used in)	( in thousands)
Operating activities	$(1,381)	$(14,070)
Investing activities	$—	$25,943
Financing activities	$7,774	$9,429
Operating activities
Cash used in operating activities consists mainly of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation of property and equipment, changes in fair value of warrant liabilities, changes in allowance for doubtful accounts, interest expense, including expense associated with amortization of debt issuance costs, restructuring and other charges, gain on divestitures, amortization of acquired intangible assets, non-cash operating lease costs, amortization of deferred commissions, net foreign exchange differences, and changes in operating assets and liabilities during the period.
For the three months ended December 31, 2023, cash used in operating activities was $1.4 million, primarily consisting of our net loss of $8.8 million, adjusted for non-cash charges of $4.4 million and net cash inflows of $3.0 million related to changes in our operating assets and liabilities. Non-cash charges included $3.1 million of interest expense, including amortization of debt issuance costs, $1.4 million of foreign currency loss, net, $0.9 million of restructuring and other charges, and $0.5 million of other normal recurring non-cash charges, offset by $0.9 million related to gain on divestitures and $0.6 million of the change in the fair value of warrant liabilities. The main driver of the changes in operating assets and liabilities was a result of an decrease in accounts receivable, offset by a corresponding decrease in deferred revenue.

For the three months ended December 30, 2022, cash used in operating activities was $14.1 million, primarily consisting of our net loss of $12.7 million, adjusted for non-cash charges of $0.5 million, offset by net cash outflows of $1.9 million related to changes in our operating assets and liabilities. Non-cash losses included $1.3 million of unrealized foreign currency losses, offset by a change in the fair value of warrant liabilities of $1.7 million and non-cash investment income of $0.9 million and other normal recurring non-cash charges. The main driver of the changes in operating assets and liabilities was a result of an increase in accounts receivable and other current assets, offset by a corresponding increase in deferred revenue.
Investing activities
There was no cash provided (used by) investing activities for the quarter ended December 31, 2023.
Cash provided by investing activities during the quarter ended December 31, 2022 was $25.9 million, resulting primarily from the sale of remaining short-term investments.
Financing activities
Cash provided by financing activities for the quarter ended December 31, 2023 totaled $7.8 million and primarily consisted of net proceeds received from RP Ventures of $24.0 million, partially offset by the repayment of the Term Loan of $16.2 million.
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
Our significant accounting policies are fully described in Note 2 of Part II, Item 8 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes to the Company’s significant accounting policies since the fiscal year 2023 Form 10-K.

Recent Accounting Pronouncements
For more information, Refer to Note 2 to our Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Credit, Interest Rate, and Foreign Currency Exchange Risk
Credit Risk
Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We have established policies and procedures relating to customer credit risk.

As of December 31, 2023 and September 30, 2023, one customer accounted for 12.8% and 10.5%, respectively, of the total balance of accounts receivable, net. Based upon performing ongoing credit evaluations and our past collection experience, we believe that the receivable balance concentrated in a single customer as of December 31, 2023 does not represent a significant credit risk, although we continue to actively monitor creditworthiness and economic conditions that may affect our customer's business and access to capital. Further, we are monitoring the current global economic conditions, including credit markets and other factors, as they relate to our customers in order to manage the risk of uncollectible accounts receivable.
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $10.4 million. Currently, these funds are held in cash accounts. Currently, we have little exposure to market risk due to fluctuations in interest rates but may in the future depending on our cash management strategy. The rate of interest on our RP Note that was disbursed on October 10, 2023 is not tied to fluctuations in interest rates; therefore, any change in market rates is not expected to impact the current interest rate on the RP Note.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023, and have concluded that because of the material weaknesses in our internal control over financial reporting, as discussed in Part II, Item 9A under the caption “Controls and Procedures” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 29, 2023 and amended on January 29, 2024 (“2023 Annual Report”), these controls and procedures were not effective.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. In light of the material weaknesses indicated above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Accordingly, our management, including our principal executive and financial officers, have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Refer to Note 7 – Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings and other similar matters in which we may be involved from time to time, which applicable information is incorporated herein.
Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Risk factors that affect our business and financial results are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 29, 2023 and amended on January 29, 2024 (“2023 Annual Report”). You should consider the following risks and those described in the 2023 Annual Report, together with all other information in this report, including our unaudited condensed consolidated financial statements as of and for the quarter ended December 31, 2023 and related notes included elsewhere in this report ("Consolidated Financial Statements"). These risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, cash flows, and prospects. Other than the risk factors set forth below, there have been no material changes to the risk factors described in our 2023 Annual Report.

Our business, including our management, is required to take or is restricted from taking various actions under the terms of the RP Note, which terms the Company did not fully comply with and which matured on January 31, 2024 and was not paid off by the Company.

On January 31, 2024, that certain senior secured promissory note, dated as of October 10, 2023, and amended on January 10, 2024, issued by us to RP Ventures in the principal amount of $26.5 million (the “RP Note”) matured. The terms of the RP Note included various provisions that required us to take certain actions or limited our business’s ability (including that of our management) to take certain actions. These provisions covered, among others, the following matters:

•Restricting our pursuit or acceptance of any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company (in each case other than with RP Ventures or Runa (as such terms are defined below)), without RP Ventures’ prior written consent (“Alternate Transaction”).

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

On January 31, 2024, the Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the guarantors under the RP Note (the “Guarantors”) failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, the Company and the Guarantors entered into a Forbearance Agreement by and among the Company, the Guarantors, and RP Ventures (the “Forbearance Agreement”), in order to allow for further negotiations with respect to a transaction to restructure all or any material part of the obligations under the RP Note and any amendment or extension of the RP Note (“RPV Transaction”). There are no assurances that the Company will reach an agreement with RP Ventures with respect to the RPV Transaction or that RP Ventures will not exercise remedies in the event that the Forbearance Agreement terminates, or an additional event of default occurs under the RP Note. The Forbearance Agreement extends the restrictions on the Company outlined above, including with respect to any Alternative Transaction, until the earlier of (i) the execution of a definitive agreement relating to the RPV Transaction and (ii) February 21, 2024.

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

As of December 31, 2023, we had an accumulated deficit of $258.1 million and $10.4 million in cash and cash equivalents. As described in Note 1 to our Consolidated Financial Statements that are included elsewhere in this Quarterly Report on Form 10-Q, we determined that our current cash and cash equivalents would not be sufficient to fund our operations (including capital expenditure requirements and the repayment of the $26.5 million principal, together with accrued interest, of the RP Note, which was due in January 2024) for at least 12 months from the date those Consolidated Financial Statements were issued (February 14, 2024), raising substantial doubt about our ability to continue as a going concern. We believe that our cash, cash equivalents, and cash provided by sales of database subscriptions and services will not be sufficient to meet our projected working capital and operating needs, particularly if RP Ventures declares the principal of and accrued interest on the RP Note to be immediately due and payable in the event that the Forbearance Agreement terminates, or an additional event of default occurs under the RP Note, or we are unable to refinance the RP Note. The Company is currently in discussions with RP Ventures and Hale Capital Partners to replace the RP Note and raise capital through a convertible preferred equity financing. There are no assurances that we will reach an agreement with RP Ventures with respect to restructuring all or any material part of the obligations under the RP Note or any amendment or extension of the RP Note or that RP Ventures will not exercise remedies in the event that the Forbearance Agreement terminates or an additional event of default occurs under the RP Note, and in such event, we cannot be certain that additional capital will be available on reasonable terms, or at all, to meet our projected working capital and operating needs, including repayment of the RP Note. Historically, Legacy MariaDB funded its operations primarily through equity and debt financings and payments by its customers for use of its products and services. Going forward, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. In addition to general operations, we expect to require significant additional capital investments for research and development, including for the purpose of further developing our intellectual property and other proprietary technologies.

Further, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software and services, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we will need to secure additional capital through equity or debt financings. Such additional capital may not be available on terms acceptable to us, if at all. Our access to capital through debt or equity markets have proven and could continue to prove challenging due, among other things, to recent volatility in the capital markets, the rising interest rate environment, changes in customer traffic, higher costs due to inflation, and labor shortages. If we raise additional equity-related capital, existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Ordinary Shares. The restrictive covenants under the RP Note also impose significant restrictions on our capital raising activities, cash management, and other financial and operational matters, and any failure to comply with these covenants could harm our business, results of operations and financial condition, including an additional event of default under the RP Note causing such note to become immediately due and payable. Any equity or debt financing that we may secure in the future could involve similarly restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed. In addition, because any decision to issue securities in the future to raise capital will depend on numerous considerations, including factors beyond our control (including, potentially, the approval of RP Ventures), we cannot predict or estimate the amount, timing or nature of any future issuance of debt or equity securities. As a result, our shareholders would bear the risk of future issuances of debt or equity securities that may reduce the value of our Ordinary Shares and dilute existing interests.

Our auditors have made reference to the material uncertainty as to our ability to continue as a going concern, and there is no assurance that we will be able to continue as a going concern.

We have determined that there is material uncertainty as to our ability to continue as a going concern and our external auditors have included a reference as to this matter in their audit report on MariaDB’s audited consolidated financial statements as of and for the fiscal year ended September 30, 2023. Our unaudited consolidated financial statements included elsewhere in this report and the audited consolidated financial statements of MariaDB as of and for the fiscal year ended September 30, 2023 were prepared assuming that we will continue as a going concern. Because we have determined that a material uncertainty exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors. In addition, since we have determined that an uncertainty exists about our ability to continue as a going concern, this typically results in greater difficulty in obtaining investments and loans than businesses that do not have a qualified auditor’s opinion. Further, any investments and loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business.

Our failure to meet the continued listing requirements of the NYSE (or another national securities exchange) or otherwise our failure to continue listing on the NYSE (or another national securities exchange) could limit the value of our securities and liquidity.

On June 28, 2023, we were notified by NYSE that we were no longer in compliance with the NYSE’s continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual (the “Manual”) because the average closing price of our Ordinary Shares was less than $1.00 per share over a consecutive 30-day trading period (the “Minimum Share Price Requirement”). The notice has no immediate impact on the listing of our Ordinary Shares and Public Warrants which could continue to trade on the NYSE unless suspended from trading or delisting occurs by NYSE, including pursuant to the notifications and related circumstances discussed below. We are closely monitoring the closing share price of our Ordinary Shares and Public Warrants and are considering all available options. We have been considering measures that could potentially help us regain compliance with the Minimum Share Price Requirement, which could include seeking to effect a reverse stock split. Any potential delisting of our Ordinary Shares and Public Warrants from the NYSE would likely result in decreased liquidity and increased volatility in our securities and may adversely affect our ability to raise additional capital or enter into strategic transactions. As of the date of this Quarterly Report on Form 10-Q, we have not yet regained compliance with the Minimum Share Price Requirement, and there can be no assurance that we will regain compliance.

On September 19, 2023, we were notified by NYSE that we were no longer in compliance with the continued listing standard set forth in Section 802.01B of the Manual because the average global market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company’s last reported stockholders’ equity was less than $50 million (the “Market Capitalization Requirement”). In December 2023, we submitted a compliance plan describing our strategy to return to compliance with the Market Capitalization Requirement. In response to our submission, NYSE has informed us that they are monitoring our liquidity condition and other factors specifically with respect to the RP Note, and will require an update on that matter before rendering a decision as to the sufficiency of our compliance plan. Further, our securities could be delisted pursuant to Section 802.01B of the Manual if our average market capitalization over a consecutive 30 trading-day period is less than $15 million. If our average market capitalization over a consecutive 30 trading-day period falls below $15 million, we would not have an opportunity to cure such deficiency and our securities would be suspended from trading immediately and the NYSE would initiate delisting procedures. We have been considering measures that could potentially help us regain compliance with the Market Capitalization Requirement, which also would require us to maintain an average market capitalization above $15 million, as we execute on our compliance plan, but cannot be sure that compliance will be achieved.

On October 17, 2023, we were notified by NYSE that we were no longer in compliance with certain corporate governance requirements related to the composition of our board of directors and audit committee. In connection with our issuance of the RP Note, four of our outside directors tendered their resignations from our board of directors and, to the extent applicable, all committees thereof. Following those resignations, our board of directors was composed of four directors, three of which were non-independent, and we no longer satisfied the board majority independence requirements under Section 303A.01 of the Manual or the audit committee composition requirements under Section 303A.07(a) of the Manual (together, the “Board/Committee Requirements”). Although as of the date of this Quarterly Report on Form 10-Q we have not regained compliance, we have been considering measures that could potentially help us regain compliance with the Board/Committee Requirements, but cannot be sure that compliance will be achieved.

If we fail to satisfy the continued listing requirements of the NYSE, such as the corporate governance requirements (including the Board/Committee Requirements), the round lot holders requirement, the Market Capitalization Requirement, the Minimum Share Price Requirement, or the requirement that our average market capitalization over a consecutive 30 trading-day period is greater than $15 million, the NYSE may suspend or delist our securities from trading. In addition, our securities could be delisted for other reasons. Any such suspension or delisting would likely have a negative effect on the price of our securities and would impair the ability of investors to sell or purchase securities. In the event of a delisting, we can provide no assurance that any action taken by us to restore or otherwise meet compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with the NYSE’s or another exchange’s listing requirements. Additionally, if our securities become delisted from the NYSE and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange) or not at all, the liquidity and price of our securities would likely be more limited than if they were quoted or listed on the NYSE (or another national securities exchange). In such case, investors may be unable to sell securities or do so when desired. Further, if our Ordinary Shares and Public Warrants are delisted from the NYSE and not relisted on an appropriately recognized stock exchange in the U.S. or Canada, trading in such securities will come within the charge to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the securities acquired) and, in such circumstances, may also cease to be eligible for continued deposit and holding within the facilities of DTC. At law, stamp duty is generally an obligation of the purchaser. However, in the case of a gift or transfer at an undervalue, both parties to the transfer are liable for the duty. Parties can allocate by contract, as between themselves, which of them is responsible for payment of the duty, but this will not override who is responsible at law. If DTC determined that our Ordinary Shares and Public Warrants ceased to be eligible for continued deposit and clearance within its system, transfers of such securities would need to take place outside of DTC by use of a certificated (paper based) instrument of transfer (with all relevant amounts of Irish stamp duty paid to the Irish Revenue Commissioners before a transfer could be legally registered). In addition to the amounts of stamp duty to be paid by purchasers of shares, this would likely make transfers of such securities more difficult, more time-consuming and more costly, which may also impact the price a purchaser would pay for such securities.

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

It is further possible that the interests of our non-independent directors, particularly considering the Company’s non-independent majority, may in some circumstances potentially conflict with MariaDB’s interests and the interests of our other shareholders. For example, the RP Note contains exclusivity provisions that restrict our ability to seek additional financing from third parties without lender approval, and pursuant to the Forbearance Agreement, such exclusivity provisions have been extended until February 21, 2024. In addition, Runa Capital funds are broadly in the business of making investments in technological companies and may hold and may, from time to time, in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with us. If we do not attract and retain a majority of qualified independent directors, the management and operations of our business could be compromised.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/ Furnished with This Report
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended MariaDB Memorandum and Articles of Association	8-K	001-41571	3.1	12/22/2022
10.1#	Separation Agreement between MariaDB plc and Franz Aman	10-K	001-41571	10.31	12/29/2023
10.2#	Employment Agreement between MariaDB plc and Roya Shakoori	10-K	001-41571	10.32	12/29/2023
10.3	Senior Secured Promissory Note, dated October 10, 2023	8-K	001-41571	10.1	10/10/2023
10.4	First Amendment to Senior Secured Promissory Note, dated January 10, 2024, by and among MariaDB plc, RP Ventures LLC, and the other note parties thereto.	8-K	001-41571	10.1	1/11/2024
10.5	Forbearance Agreement, by and among the Company, MariaDB USA, Inc., MariaDB Canada Corp., MariaDB UK LTD, MariaDB Bulgaria EOOD, RP Ventures, as Agent, and RP Ventures, as Holder, dated as of February 5, 2024	8-K	001-41571	10.1	2/6/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X
# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIADB PLC

Date: February 14, 2024	By:	/s/ Paul O’Brien
	Name:	Paul O’Brien
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Conor McCarthy
	Name:	Conor McCarthy
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)