Form 10-Q
period 2024-03-31
MariaDB plc
filed 2024-05-15
CIK 1929589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 68,997,819 shares of common stock as of May 7, 2024.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•our ability to continue as a going concern and to secure additional financing needed to meet short-term and long-term liquidity needs, which would become particularly challenging in the near future if we are unable to restructure our obligations under the senior secured promissory note (the "RP Note" and as assigned, the “K1 Note”) with Meridian Topco LLC (“Meridian”), which matured on January 31, 2024;
•our business, including our management, is required to take or is restricted from taking various actions under the terms of the K1 Note and the Forbearance Agreement, dated as of February 5, 2024, entered into by and among the Company, guarantors under the RP Note and RP Ventures (the “Forbearance Agreement”), which could adversely affect our ability to execute our operating plans or address other strategic priorities such as raising additional capital;
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

Item 1. Financial Statements
INDEX TO THE FINANCIAL STATEMENTS
MARIADB PLC
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MariaDB plc
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	March 31, 2024	September 30, 2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,758	$4,467
Accounts receivable, net	8,666	13,956
Prepaids and other current assets	7,637	5,780
Total current assets	18,061	24,203
Property and equipment, net	173	232
Operating lease right-of-use assets	136	509
Other noncurrent assets	5,190	4,848
Total assets	$23,560	$29,792
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,471	$4,378
Accrued expenses	5,845	6,450
Operating lease liabilities	147	539
Debt	25,583	15,855
Deferred revenue	29,226	29,828
Total current liabilities	65,272	57,050
Deferred revenue, net of current	14,779	16,793
Warrant liabilities	1,440	1,295
Deferred tax liability	—	173
Total liabilities	81,491	75,311
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Ordinary shares, par value of $0.01 per share; 67,749,429 and 67,713,368 shares issued and outstanding as of March 31, 2024 and September 30, 2023	674	674
Additional paid-in-capital	213,501	213,307
Accumulated deficit	(261,667)	(249,380)
Accumulated other comprehensive loss	(10,439)	(10,120)
Total stockholders’ deficit	(57,931)	(45,519)
Total liabilities and stockholders’ deficit	$23,560	$29,792
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue:
Subscription	$12,202	$12,021	$24,472	$23,298
Services	1,383	1,453	2,725	2,981
Total revenue	13,585	13,474	27,197	26,279
Cost of revenue:
Subscription	1,624	1,545	3,175	3,135
Services	1,120	1,674	2,421	3,449
Total cost of revenue	2,744	3,219	5,596	6,584
Gross profit	10,841	10,255	21,601	19,695
Operating expenses:
Research and development	3,886	9,274	9,202	18,747
Sales and marketing	4,418	7,289	8,691	14,175
General and administrative	3,641	6,716	8,535	12,219
Restructuring and other charges	475	—	3,242	—
Loss (gain) on divestitures	134	—	(799)	—
Total operating expense	12,554	23,279	28,871	45,141
Loss from operations	(1,713)	(13,024)	(7,270)	(25,446)
Other (expense) income:
Interest expense	(1,369)	(282)	(4,478)	(514)
Change in fair value of warrant liabilities	(809)	2,297	(170)	4,028
Other income (expense), net	379	(779)	(529)	(2,608)
Loss before income taxes	(3,512)	(11,788)	(12,447)	(24,540)
Income tax (expense) benefit	(7)	(62)	160	(6)
Net loss	$(3,519)	$(11,850)	$(12,287)	$(24,546)
Net loss per share attributable to ordinary shares – basic and diluted	$(0.05)	$(0.18)	$(0.18)	$(0.54)
Weighted-average shares outstanding – basic and diluted	67,744,195	66,575,652	67,733,643	45,125,926
Comprehensive Loss:
Net loss	$(3,519)	$(11,850)	$(12,287)	$(24,546)
Foreign currency translation adjustment, net of taxes	(174)	(1,220)	(319)	667
Unrealized loss from available-for-sale securities, net of taxes	—	—	—	(2,177)
Total comprehensive loss	$(3,693)	$(13,070)	$(12,606)	$(26,056)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	183,565,242	$206,969	60,764,711	$—	$11,482	$(9,305)	$(197,523)	$(195,346)
Recapitalization	(141,682,189)	—	(46,900,367)	139	(139)	—	—	—
Balance at September 30, 2022	41,883,053	206,969	13,864,344	139	11,343	(9,305)	(197,523)	(195,346)
Exercise of share options	—	—	844,350	8	176	—	—	184
Issuance of Ordinary Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	539,233	5	(5)	—	—	—
Exercise of Series C - 2020 Preferred Share Warrants	539,627	3,516	—	—	—	—	—	—
Preferred shares conversion	(42,422,680)	(210,485)	42,422,680	424	210,061	—	—	210,485
Issuance of Ordinary Shares upon Business Combination including PIPE financing (net of offering costs of $14.9 million)	—	—	8,812,585	88	(10,726)	—	—	(10,638)
Stock-based compensation	—	—	—	—	616	—	—	616
Other comprehensive loss	—	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	—	(12,696)	(12,696)
Balance at December 31, 2022	—	—	66,483,192	664	211,465	(9,595)	(210,219)	(7,685)
Exercise of share options	—	—	389,593	4	210	—	—	214
Adjustment to deferred offering costs	—	—	—	—	337	—	—	337
Share-based compensation	—	—	—	—	241	—	—	241
Other comprehensive loss	—	—	—	—	—	(1,220)	—	(1,220)
Net loss	—	—	—	—	—	—	(11,850)	(11,850)
Balance at March 31, 2023	—	$—	66,872,785	$668	$212,253	$(10,815)	$(222,069)	$(19,963)

Balance at September 30, 2023	—	$—	67,713,368	$674	$213,307	$(10,120)	$(249,380)	$(45,519)
Exercise of share options	—	—	24,016	—	11	—	—	11
Vesting of restricted stock units	—	—	1,250	—	—	—	—	—
Share-based compensation	—	—	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	—	—	(8,768)	(8,768)
Balance at December 31, 2023	—	$—	67,738,634	$674	$213,331	$(10,265)	$(258,148)	$(54,408)
Exercise of share options	—	—	108	—	—	—	—	—
Vesting of restricted stock units	—	—	10,687	—	—	—	—	—
Share-based compensation	—	—	—	—	170	—	—	170
Other comprehensive loss	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	(3,519)	(3,519)
Balance at March 31, 2024	—	$—	67,749,429	$674	$213,501	$(10,439)	$(261,667)	$(57,931)

Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(12,287)	$(24,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	(48)	732
Depreciation and amortization	60	374
Non-cash lease expense	374	120
Stock-based compensation	183	857
Change in fair value of warrant liability	170	(4,028)
Loss from disposal of property and equipment	—	48
Amortization of deferred commission	950	875
Investment income	—	(925)
Foreign currency loss, net	1,224	1,917
Non-cash interest expense, including interest expenses associated with debt issuance costs	3,067	—
Restructuring and other charges	933	—
Gain on divestitures	(933)	—
Deferred income tax	(171)	—
Changes in operating assets and liabilities:
Accounts receivable	5,508	(14,275)
Other current assets	(2,444)	(1,349)
Other noncurrent assets	(307)	(1)
Accounts payable and accrued expenses	(1,197)	(299)
Operating lease liability	(393)	(114)
Deferred revenue	(3,272)	11,166
Net cash used in operating activities	(8,583)	(29,448)
Investing activities:
Purchases of property and equipment	—	(5)
Disposal of investments	—	25,948
Net cash provided by investing activities	—	25,943
Financing activities:
Proceeds from stock options exercise	11	398
Settlement of warrant liabilities	—	(427)
Proceeds from exercise of warrants	—	2,867
Payment of offering costs related to the Business Combination	—	(5,417)
Proceeds from the Business Combination	—	10,509
Net proceeds from issuance of promissory note	23,993	—
Repayment of debt	(16,866)	(135)
Net cash provided by financing activities	7,138	7,795
Effect of exchange rate changes on cash and cash equivalents	(1,264)	657
Net (decrease) increase in cash and cash equivalents	(2,709)	4,947
Cash and cash equivalents at beginning of period	4,467	4,756
Cash and cash equivalents at end of period	$1,758	$9,703

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,105	$451

Non-cash investing and financing activities:
Issuance of Series C Preferred Shares – Exercise of Warrant Liabilities, Fair Value	$—	$649
Conversion of Convertible Preferred Shares to Ordinary Shares	$—	$210,485
Warrant liabilities assumed in the Business Combination	$—	$7,111
Net assets assumed in the Business Combination	$—	$883
Reclassification of deferred offering costs related to the Business Combination	$—	$9,165
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Description of Business
Description of Business
MariaDB plc (“MariaDB” or the “Company”) provides one of the most popular general purpose relational databases. The Company’s operations consist of programming, development and sales of software programs, applications and tools related to enterprise database software. In addition, the Company provides user support, consultation and training for the software, applications, tools, and systems. The Company is active in development of both open source and closed source software.
The Company is headquartered in Redwood City, California and Dublin, Ireland, with operations in other locations including Espoo, Finland, and Sofia, Bulgaria.
Liquidity and Going Concern
As of March 31, 2024, the Company had an accumulated deficit of $261.7 million and $1.8 million in cash and cash equivalents. The Company has determined our current cash and cash equivalents will not be sufficient to fund operations (including the repayment of the RP Note and related interest that was due in January 2024 (refer to Note 8 Debt for additional discussion)), for at least 12 months from the date these financial statements were issued (May 15, 2024), raising substantial doubt about our ability to continue as a going concern.

The Company is currently in the process of being acquired and is seeking financing to avoid any potential shortfall of cash and cash equivalents to fund operations, for at least 12 months from the date the financial statements were issued.
The Company’s need for additional capital may depend on many factors, including subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the need for necessary technology and operating infrastructure to support the business, the introduction of new and enhanced database features and functionality and the continued market adoption of database solutions. The Company is currently seeking additional debt financings to meet projected working capital and operational requirements. However, such additional financings are subject to market conditions, and are not within the Company’s control, and therefore cannot be deemed probable as adequate capital may not be available to the Company when needed or on acceptable terms. There is no assurance that the Company will be successful in raising additional funds. As a result, the Company has concluded that potentially raising funds does not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.

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
Revenue Recognition

Deferred revenues consist of customer contracts billed or cash received that will be recognized in the future under subscriptions existing at the balance sheet date. The current portion of deferred revenues represents amounts that are expected to be recognized within one year of the balance sheet date. As of March 31, 2024 and September 30, 2023, the balance of deferred revenue was $44.0 million and $46.6 million, respectively, which includes $11.9 million and $12.4 million of refundable customer deposits, respectively.

Revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the deferred revenue beginning balance of each year was $7.1 million and $6.7 million, respectively. Revenue recognized during the six months ended March 31, 2024 and 2023 that was included in the deferred revenue beginning balance of each year was $18.4 million and $16.7 million, respectively.

Incremental direct costs of obtaining a contract are included in prepaid and other current assets and other noncurrent assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets. The current and noncurrent deferred commissions had a balance of $5.3 million and $5.6 million as of March 31, 2024 and September 30, 2023, respectively.
Concentration of Credit Risk
As of March 31, 2024, two customers accounted for 39.5% of the total balance of accounts receivable, net. As of September 30, 2023, one customer accounted for 10.5% of the total balance of accounts receivable, net. For the three and six months ended March 31, 2024 and 2023, no customer accounted for more than 10% of the Company’s total consolidated revenues.
Fair Value of Financial Instruments
As of March 31, 2024 and September 30, 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt) approximate fair value due to the short-term nature of such items.
Accounts Receivable, Net
Accounts receivable, net was $8.7 million as of March 31, 2024 compared to $14.0 million as of September 30, 2023 as reported on the Unaudited Condensed Consolidated Balance Sheets.
The following table presents the changes in the allowance for credit losses for the six months ended March 31, 2024 and the year ended September 30, 2023:

	March 31, 2024	September 30, 2023

	(in thousands)
Balance, beginning of period	$1,386	$642
Change in provision for credit losses	(48)	802
Less: write-offs, net of recoveries	(555)	(105)
Foreign currency translation	215	47
Balance, end of period	$998	$1,386
Prepaids and Other Current Assets
Prepaid expenses and other current assets totaled $7.6 million and $5.8 million as of March 31, 2024 and September 30, 2023, respectively.
Prepaid expenses totaled $5.6 million and $3.7 million as of March 31, 2024 and September 30, 2023, respectively. Prepaid expenses as of March 31, 2024 were primarily related to deferred legal fees related to the pending sale of the Company and deferred issuance costs in anticipation of additional financings. Prepaid expenses as of September 30, 2023 were primarily related to up-front payments made to third parties in the ordinary course of business.
Other current assets primarily consisted of deferred commission totaling $1.9 million and $1.7 million as of March 31, 2024 and September 30, 2023, respectively. Other receivables totaled $0.1 million and $0.4 million as of March 31, 2024 and September 30, 2023, respectively.
Note 3. Revenue
Disaggregation of Revenue
The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors is most appropriately depicted through the Company’s primary geographical markets. The

Company’s primary geographical markets are North and South America (“Americas”); Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).
The following table summarizes the disaggregation of revenue by geography for the three and six months ended March 31, 2024 and 2023 respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
EMEA	$5,119	$4,562	$9,911	$9,211
Americas	5,795	6,510	12,065	12,473
APAC	2,671	2,402	5,221	4,595
Total revenue	$13,585	$13,474	$27,197	$26,279
Revenue attributable to the United States comprised 39.6% and 42.9% of the total consolidated revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue attributable to the United States comprised 41.1% and 42.6% of the total revenue for the six months ended March 31, 2024 and 2023, respectively. No other country outside of the United States comprised more than 10% of revenue for the three and six months ended March 31, 2024 and 2023. Revenue by location is determined by the billing address of the customer.
Revenue from professional services recognized at a point in time amounted to $0.3 million and $0.1 million and revenue from professional services recognized over time amounted to $1.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively. Revenue from professional services recognized at a point in time amounted to $0.4 million and $0.3 million and revenue from professional services recognized over time amounted to $2.3 million and $2.7 million for the six months ended March 31, 2024 and 2023, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered as of the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and adjustments for currency. As of March 31, 2024, approximately $57.5 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue approximately 50.8% of these remaining performance obligations over the next 12 months. The Company’s subscription contracts are recognized ratably over the contract term. Accordingly, the majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months with the remainder recognized thereafter.

Note 4. Warrants
Warrant information in the below table is presented as of March 31, 2024 and September 30, 2023.

			Warrants Outstanding		Fair Value of Warrant Liabilities
Warrants	Number of warrants issued	Purchase price per share	March 31, 2024	September 30, 2023	March 31, 2024	September 30, 2023

					(in thousands)
Kreos Rollover Warrant	190,559	€2.28	190,559	190,559	$1	$1
Series C – 2017	1,215,345	€0.04	—	—	—	—
Series C – 2020	786,234	€5.22	—	—	—	—
Public Warrants	8,850,458	$11.50	8,850,458	8,850,458	781	709
Private Warrants	7,310,297	$11.50	7,310,297	7,310,297	658	585
	18,352,893		16,351,314	16,351,314	$1,440	$1,295
The following table presents the change in the fair value of warrant liabilities for the six months ended March 31, 2024:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2023	$1,295
Change in fair value	(639)
Foreign currency translation	(10)
December 31, 2023	646
Change in fair value	809
Foreign currency translation	(15)
March 31, 2024	$1,440
The following table presents the change in the fair value of warrant liabilities for the six months ended March 31, 2023:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2022	$1,749
Change in fair value	(1,731)
Warrants assumed in the Business Combination	7,111
Settlement of 2017 Series C Warrants put option	(427)
Exercised	(649)
Foreign currency translation	182
December 31, 2022	6,235
Change in fair value	(2,297)
Foreign currency translation	(19)
March 31, 2023	$3,919

Fair values of the Public and Private Warrants were determined using publicly traded warrant prices at the end of each period. Fair values of the remaining warrants and option rights were determined using the Black-Scholes option-pricing model with the following input assumptions:

	Six Months Ended March 31,
	2024	2023
Expected volatility range (weighted average)	44.07%	47.79%
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	4.89%	3.80%
Expected term range (weighted average)	2.63 years	3.13 years
Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.
Note 5. Stock-Based Compensation
Legacy MariaDB Stock Option Plans
During the six months ended March 31, 2023, 65,098 options were granted under the Global Share Option Plan 2017 ("2017 Plan"). No options were granted under the 2017 Plan during the six months ended March 31, 2024.

No options were granted under the Global Share Option Plan 2017 USA ("2017 US Plan") during the six months ended March 31, 2024 and 2023.

During the six months ended March 31, 2023, 58,182 options were granted under the Summer 2022 USA Share Option Plan ("2022 US Plan"). No options were granted under the 2022 US Plan during the six months ended March 31, 2024.
MariaDB plc 2022 Equity Incentive Plan
No RSUs or options were granted under the MariaDB plc 2022 Equity Incentive Plan ("2022 Equity Plan") during the six months ended March 31, 2023. During the six months ended March 31, 2024, 232,900 RSUs were granted under the 2022 Equity Plan. No options were granted under the 2022 Equity Plan during the six months ended March 31, 2024.
Stock Options
The following table summarizes stock option activity under the Company’s incentive plans for the six months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregated Intrinsic Value
			(in years)	(in thousands)
Options outstanding, September 30, 2023	7,897,771	$1.28
Granted	—	$—
Exercised	(24,124)	$0.47
Forfeited	(2,666,379)	$1.80
Expired	(461,160)	$0.75
Options outstanding, March 31, 2024	4,746,108	$1.04	5.70	$72
Options Exercisable, March 31, 2024	4,365,686	$0.86	5.52	$72
Vested and expected to vest after March 31, 2024	4,746,108	$1.04	5.70	$72

The total intrinsic value of options exercised during the six months ended March 31, 2024 was nominal. The aggregate grant date fair value of stock options vested during the six months ended March 31, 2024 was approximately $0.3 million. As of March 31, 2024, there was approximately $0.2 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized over a weighted-average period of 1.5 years.
Fair Value Valuation Assumptions
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following input assumptions:

	Six Months Ended March 31,
	2024		2023
	Range[1]	Weighted Average[1]	Range	Weighted Average
Dividend yield (%)	0% - 0%	—%	0% - 0%	0%
Expected volatility (%)	0.00% - 0.00%	—%	44.90% - 47.26%	45.90%
Risk–free interest rate (%)	0.00% - 0.00%	—%	3.70% - 3.80%	3.76%
Expected life of stock options (years)	0 - 0	—	5.00 - 7.00	5.88
Fair value of common stock	$0.00 - $0.00	$—	$4.16 - $4.16	$4.16
1 No options were granted during the six months ended March 31, 2024.
Restricted Stock Units
The RSUs vest over a four-year period, subject to the holder's continued service through the vesting dates. The following table summarizes RSU activity under the 2022 Equity Incentive Plan for the six months ended March 31, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share

Unvested outstanding, September 30, 2023	4,602,830	$0.91
Granted	232,900	$0.17
Vested	(11,937)	$0.89
Forfeited/canceled	(1,075,739)	$0.88
Unvested outstanding, March 31, 2024	3,748,054	$0.88
As of March 31, 2024, there was $1.8 million of unrecognized stock-based compensation expense relating to outstanding RSUs granted to employees, directors, and executives that is expected to be recognized over a weighted-average period of 1.81 years.

Total stock-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations and comprehensive loss is as follows for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of revenue	$12	$31	$97	$99
Research and development	(122)	159	(288)	379
Sales and marketing	100	38	225	142
General and administrative	180	13	149	237
Total stock-based compensation expense	$170	$241	$183	$857
Note 6. Accrued Expenses
The following represents the components of accrued expenses contained within our Unaudited Condensed Consolidated Balance Sheets as of the end of each period:

	March 31, 2024	September 30, 2023

	(in thousands)
Accrued payroll and payroll related liabilities	$1,800	$3,577
Accrued bonuses	916	780
Accrued restructuring and other charges	302	—
Taxes payable	494	494
Accrued interest expense	289	—
Other accrued expenses	2,044	1,599
Total accrued expenses	$5,845	$6,450
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
In January 2023, MariaDB received a demand letter on behalf of Houlihan Lokey Capital, Inc., a financial services company that advised Legacy MariaDB in connection with a financing transaction which closed in January 2022, for which that financial services company had provided advisory services and for which MariaDB paid its fee. The demand is for an additional fee based on a de-SPAC transaction which closed in December 2022. On July 11, 2023, Houlihan Lokey Capital, Inc. filed a lawsuit against the Company in the Supreme Court of the State of New York asserting claims against the Company for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $6.3 million, plus interest. The Company has answered the complaint and the matter is nearing the end of the fact discovery phase. At the current stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. As of March 31, 2024, the Company accrued $1.0 million in other accrued expenses related to a settlement offer the Company made in this matter.
In February 2023, a second financial services company sent MariaDB an additional invoice for approximately $1.3 million under the same circumstances as described in the matter above. MariaDB denies that it owes any additional fees, and no legal proceedings have been filed in connection with this fee claim. MariaDB intends to defend any legal proceedings that may be filed.
Note 8. Debt
The components of debt are as follows:

	March 31, 2024	September 30, 2023

	(in thousands)
RP note	$25,583	$—
Term loan	—	15,855
Total	25,583	15,855
Less: Current portion	(25,583)	(15,855)
Long-term debt	$—	$—
Loan facility agreement with RP Ventures LLC (Purchased by Meridian Topco LLC)

On October 10, 2023, the Company issued a senior secured promissory note, dated as of October 10, 2023 and amended on January 10, 2024, to RP Ventures in the principal amount of $26.5 million. RP Ventures acted as the initial Agent as defined in the RP Note (in such capacity, the “Agent”). On April 24, 2024, Meridian Topco LLC (“Meridian”), an affiliate of K1 Investment Management, LLC, a Delaware limited liability company (“K1”), purchased from RP Ventures, at a premium, all right, title and interest in, to and under the RP Note (the “RP Note Acquisition”). Further, Meridian Topco LLC became the Successor Agent (as defined in the note).

The proceeds of the RP Note were used by the Company to repay all amounts outstanding under the term loan (the "Term Loan") from European Investment Bank ("EIB"), to pay RP Ventures a nonrefundable funding fee of $132,500, to pay or reimburse RP Ventures and Runa Capital Fund II, L.P. (“Runa”) for its out-of-pocket expenses related to the RP Note transaction, and to pay for working capital purposes as approved by the Company’s board of directors.
Interest on the RP Note accrued on the principal amount at the rate of ten percent (10%) per annum and was payable commencing on January 1, 2024 and quarterly thereafter in arrears on the first business day of each calendar quarter and on the maturity date, whichever was earlier.

While the RP Note remains outstanding, the note restricts the Company from pursuing or accepting any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company, in each case other than with the note holder.

The RP Note contains certain customary representations and warranties and covenants of the Company. In addition, the Company has agreed to, among other things, provide to the note holder certain financial information, maintain minimum aggregate liquidity in an amount to be agreed upon after the Closing Date by the Board and the Agent or Successor Agent, and make disbursements and collect receivables based on budget amounts.

The RP Note limits the ability of the Company to, among other things, (i) incur indebtedness, (ii) create certain liens, (iii) declare or distribute dividends or make certain other restricted payments, (iv) be party to a merger, consolidation, division or other fundamental change, (v) transfer, sell or lease Company assets, (vi) make certain modifications to the Company’s organizational documents or indebtedness, (vii) engage in certain transactions with affiliates, (viii) change the Company’s business, accounting or reporting practices, name or jurisdiction or organization, (ix) establish new bank accounts, and (x) establish or acquire any subsidiary. In addition, without the Agent or Successor Agent’s prior consent, the Company will be restricted in, among other things, taking part in transactions outside of the ordinary course of its existing business, making certain payments, or issuing equity interests.

The RP Note provides for customary events of default, including for, among other things, payment defaults, breach of representations and certain covenants, cross defaults, insolvency, dissolution and bankruptcy, certain judgments against the Company, and material adverse changes. In the case of an event of default, the note holder may demand immediate repayment by the Company of all or part of the amounts outstanding, if any, under the RP Note.

In connection with issuance of the RP Note, the Company and MariaDB USA. Inc. and certain other of the Company’s subsidiaries (the “Guarantors”) entered into a Guarantee and Collateral Agreement, pursuant to which the Company and each Guarantor pledged substantially all of their respective assets as collateral for the RP Note and each Guarantor guaranteed to the note holder the payment of all obligations arising from the RP Note.

The RP Note was initially due on the earlier of (i) January 10, 2024, (ii) the occurrence of a "change of control" (as that term is defined in the RP Note), (iii) the occurrence of any breach of any of the documentation relating to the Company’s Term Loan or any demand for repayment of the Term Loan, and (iv) the date on which the RP Note is otherwise declared due and payable pursuant to its terms. On January 10, 2024, MariaDB entered into an amendment (the “First Amendment”) of the RP Note. The First Amendment, among and between the Company, RP Ventures, and other note parties to the RP Note, extended (i) the maturity date of the RP Note from January 10, 2024 to January 31, 2024, providing time for the Company to continue to work with parties related to the note holder on a recapitalization structure and (ii) the exclusivity period under the RP Note from January 10, 2024 to January 31, 2024. The Company paid RP Ventures a nonrefundable funding fee of $75,000 relating to the First Amendment.

On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, to allow for further negotiations with respect to a transaction to restructure all or any material part of the obligations under the RP Note and any amendment or extension of the RP Note (the “RPV Transaction”), the Company and the Guarantors entered into the Forbearance Agreement with RP Ventures. Pursuant to the Forbearance Agreement, RP Ventures agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024, subject to certain limitations and conditions. In addition, the Company agreed to pay RP Ventures a forbearance fee of $100,000 and to reimburse all reasonable and documented fees and out-of-pocket expenses of RP Ventures and any of its directors, officers, employees or agents, including its counsel, consultant and any other advisors, in connection with the Forbearance Agreement, the RP Note, the Guarantee and Collateral Agreement and other related RP Note documents. Under the terms of the Forbearance Agreement, interest on amounts due under the RP Note accrues at the default rate of 2% above the otherwise-applicable non-default interest rate of 10%.

During the three and six month periods ended March 31, 2024, the Company paid RP Ventures approximately $2.0 million which included approximately $0.9 million related to principal and approximately $1.1 million of interest.

During the three months ended March 31, 2024, the Company incurred cash interest expense of $0.8 million and non-cash interest expense (amortization of debt issuance cost) of $0.6 million on the RP Note. During the six months ended March 31, 2024, the Company incurred cash interest expense of $1.4 million and non-cash interest expense (amortization of debt issuance cost) of $3.1 million on the RP Note.

The Company was not in compliance with the covenants of the RP Note as of March 31, 2024.
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
The schedule of required principal payments remaining on debt outstanding as of March 31, 2024 is as follows:

Principal Payments
(in thousands)
2024	$25,583
Total principal payments	$25,583

Note 9. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of March 31, 2024 and September 30, 2023, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since September 30, 2023 and does not expect any within the next 12 months.
Note 10. Related-Party Transactions
Sales to and purchases from related parties are made on terms equivalent to those that prevail in arm’s length transactions. The Company had related party sales of $0.4 million and $0.2 million to a related party shareholder for the six months ended March 31, 2024 and 2023, respectively. The Company had no accounts receivable from related parties as of both periods ended March 31, 2024 and September 30, 2023.
The Company incurred related party expenses of $0.8 million related to compensation of FTI Consulting, Inc. for Chief Restructuring Officer services, expenses related to the MariaDB Foundation and other expenses incurred in the ordinary course of business for the six month period ended March 31, 2024. The Company incurred expenses of $0.2 million related to the MariaDB Foundation for the six month period ended March 31, 2023. The Company had $0.3 million and no accounts payable to related parties as of March 31, 2024 and September 30, 2023, respectively.
Outstanding balances are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party trade receivables or payables.
RP Note, First Amendment, and Forbearance Agreement

On October 10, 2023, the Company issued the RP Note to RP Ventures, which had an initial maturity date of January 10, 24. On January 10, 2024, the RP Note maturity date was extended to January 31, 2024 pursuant to the First Amendment. On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, RP Ventures agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024. See Note 8 - Debt for additional information and terms of the RP Note, First Amendment, and the Forbearance Agreement.

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

On April 24, 2024, Meridian, an affiliate of K1, purchased from RP Ventures, at a premium, all right, title and interest in, to and under the RP Note. Effective immediately following the closing of the RP Note Acquisition, Michael Fanfant and Yakov Zubarev resigned as directors of the Company.
During the three and six month periods ended March 31, 2024, the Company paid RP Ventures approximately $2.0 million, which included approximately $0.9 million related to principal and approximately $1.1 million of interest.

Note 11. Net Loss Per Share
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Six Months Ended March 31,
	2024	2023
Warrants	16,351,314	16,351,314
Stock options	4,746,108	8,018,964
Restricted stock units	3,748,054	—
Total	24,845,476	24,370,278
Warrant, stock option and share information is presented in the table above and its accompanying paragraphs as of March 31, 2024 and 2023, as applicable.
Note 12. Accumulated Other Comprehensive Loss
The following summarizes accumulated other comprehensive loss for the six months ended March 31, 2024 and 2023:

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Loss
Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)
Other comprehensive loss before reclassifications	1,887	—	1,887
Amounts reclassified from accumulated other comprehensive net loss	—	(2,177)	(2,177)
Net current period other comprehensive loss	1,887	(2,177)	(290)
Balance at December 31, 2022	(9,595)	—	(9,595)
Other comprehensive loss	(1,220)		(1,220)
Net current period	(1,220)		(1,220)
Balance at March 31, 2023	$(10,815)	$—	$(10,815)

Balance at September 30, 2023	$(10,120)	$—	$(10,120)
Other comprehensive loss	(145)		(145)
Net current period other comprehensive loss	(145)		(145)
Balance at December 31, 2023	(10,265)	—	(10,265)
Other comprehensive loss	(174)		(174)
Net current period other comprehensive loss	(174)	—	(174)
Balance at March 31, 2024	$(10,439)	$—	$(10,439)

Note 13. Restructuring and other charges
On October 12, 2023, the Company announced its plan to better align its workforce with the needs of its business and to reduce the Company’s operating costs. The plan included a reduction of the Company’s workforce by approximately 84 individuals. During the three months ended March 31, 2024, the Company recorded an additional restructuring charge of approximately $0.5 million related to a reduction of the workforce of approximately 12 individuals. The total restructuring charge for the six months ended March 31, 2024 was approximately $3.2 million, which was related primarily to headcount. The Company believes it restructuring efforts will be substantially completed by June 30, 2024.
The following table presents the changes in accrued restructuring and other charges for the six months ended March 31, 2024:

March 31, 2024
(in thousands)
Balance, beginning of period	$—
Net charges	3,242
Cash payments	(2,940)
Balance, end of period	$302
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
The net book value of the assets related to the Sky business were all previously written off as a result of the annual goodwill impairment analysis as of September 30, 2023. In the three month period ended December 31, 2023, the Company reported a gain on the divestiture of the business of approximately $0.9 million related to the release and extinguishment of severance obligations for certain former Company employees who chose to become employees of Sky.
The divestiture did not represent a strategic shift; therefore the operating results of SkySQL did not qualify for reporting as discontinued operations.
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

The Company is also required to subscribe to 10% ownership of the buyer’s newly formed company. The investment will be considered immaterial to the Company’s financial statements. The Company will have no seat on the Board of Directors or any significant influence over its financial or operational decisions.

The assets of the divested business were all previously written off as a result of the annual goodwill impairment analysis as of September 30, 2023. No gain or loss was reported on the sale of the company. The divestiture did not represent a strategic shift; therefore the operating results of the divested company did not qualify as discontinued operations.
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
To support our database solutions and increase customer satisfaction and retention, we provide professional services to aid our customers in making their applications on the MariaDB platform successful. Our services revenue accounted for 10.2% and 10.8%, respectively, of our total revenue during the three months ended March 31, 2024 and 2023 and 10.0% and 11.3%, respectively, of our total revenue during the six months ended March 31, 2024 and 2023. We continue to invest in our professional service offerings as part of our customer retention and expansion strategy.
Our database solutions are used globally by organizations of all sizes across a broad range of industries. We currently offer our products in the (1) Americas, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) Asia-Pacific (“APAC”). Our

revenue from those regions constituted 43%, 38%, and 19%, respectively, of our revenue for the three months ended March 31, 2024, and 48%, 34%, and 18%, respectively, of our revenue for the three months ended March 31, 2023. Revenue from those regions constituted 44%, 36%, and 20%, respectively, of our revenue for the six months ended March 31, 2024, and 48%, 35%, and 17%, respectively, of our revenue for the six months ended March 31, 2023. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international markets. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
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

As of March 31, 2024 and 2023, our key business metrics were as follows:

	As of March 31,
($ in thousands)	2024	2023(1)
Total Annual Recurring Revenue	$53,012	$47,395
Total Net Revenue Retention Rate	104%	104%
Customers	690	655
(1) Metrics presented for the period ended March 31, 2023 have been recalculated to reflect the revised metric definition. On October 12, 2023, the Company announced its restructuring plan to focus its attention on its core MariaDB Enterprise Server database product and better align its workforce with the needs of its business. Products not related to the core MariaDB Enterprise Server business, including SkySQL and Xpand, are no longer sold and the Company has implemented a plan to help existing customers migrate off these products. As a result of the restructuring plan, we changed the definition of ARR to exclude revenue from pay-as-you-go customers related to SkySQL and one-year and multi-year contracts relating to SkySQL and Xpand products, to only include revenue from contracts which have a contract start date on or before the ARR measurement date, and to only include revenue for up to 30 days after the subscription end date for a contract for customers who are actively negotiating renewal. As a result of the change in the definition of ARR, the net revenue retention rate as of March 31, 2023 presented above has also been recalculated using ARR under the Company’s revised methodology. Customers of our SkySQL and Xpand subscription products have also been removed from our number of customers as of March 31, 2023.

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

Results of Operations
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations for the periods indicated (amounts stated in thousands):
Overview for the Three and Six Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue:
Subscription	$12,202	$12,021	$24,472	$23,298
Services	1,383	1,453	2,725	2,981
Total revenue	13,585	13,474	27,197	26,279
Cost of revenue:
Subscription	1,624	1,545	3,175	3,135
Services	1,120	1,674	2,421	3,449
Total cost of revenue	2,744	3,219	5,596	6,584
Gross profit	10,841	10,255	21,601	19,695
Operating expenses:
Research and development	3,886	9,274	9,202	18,747
Sales and marketing	4,418	7,289	8,691	14,175
General and administrative	3,641	6,716	8,535	12,219
Restructuring and other charges	475	—	3,242	—
Loss (gain) on divestitures	134	—	(799)	—
Total operating expenses	12,554	23,279	28,871	45,141
Loss from operations	(1,713)	(13,024)	(7,270)	(25,446)
Other (expense) income:
Interest expense	(1,369)	(282)	(4,478)	(514)
Change in fair value of warrant liabilities	(809)	2,297	(170)	4,028
Other income (expense), net	379	(779)	(529)	(2,608)
Loss before income tax benefit	(3,512)	(11,788)	(12,447)	(24,540)
Income tax (expense) benefit	(7)	(62)	160	(6)
Net loss	$(3,519)	$(11,850)	$(12,287)	$(24,546)
Comparison of the Three and Six Months Ended March 31, 2024 and 2023
Revenue

	For the Three Months Ended March 31,		Change		For the Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				( in thousands)
Revenue
Subscription	$12,202	$12,021	$181	1.5%	$24,472	$23,298	$1,174	5.0%
Services	1,383	1,453	(70)	(4.8)%	2,725	2,981	(256)	(8.6)%
Total revenue	$13,585	$13,474	$111	0.8%	$27,197	$26,279	$918	3.5%

Subscription revenue
Subscription revenue increased by $0.2 million, or 1.5%, and $1.2 million, or 5.0%, from the three and six months ended March 31, 2023 to the three and six months ended March 31, 2024, respectively. The increase in subscription revenues for the three and six months ended March 31, 2024 was primarily caused by volume-driven increases from new business, which includes new customers and additional subscriptions from existing customers. Our customer base grew from 655 customers as of March 31, 2023 to 690 customers as of March 31, 2024.
Services revenue
Services revenue decreased by $0.1 million, or 4.8%, and $0.3 million, or 8.6%, from the three and six months ended March 31, 2023 to the three and six months ended March 31, 2024, respectively, primarily due to a decline in delivery of enterprise architect services and remote database administration services.
Cost of revenue, Gross profit and Gross margin

	For the Three Months Ended March 31,		Change		For the Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%

	( in thousands)				(in thousands)
Cost of revenue
Subscription	$1,624	$1,545	$79	5.1%	$3,175	$3,135	$40	1.3%
Services	1,120	1,674	(554)	(33.1)%	2,421	3,449	(1,028)	(29.8)%
Total cost of revenue	$2,744	$3,219	$(475)	(14.8)%	$5,596	$6,584	$(988)	(15.0)%

Gross profit	$10,841	$10,255	$586	5.7%	$21,601	$19,695	$1,906	9.7%
Gross margin	79.8%	76.1%	NA	NA	79.4%	74.9%	NA	NA
Cost of subscription revenue
Cost of subscription revenue increased by $0.1 million, or 5.1%, and nominally from the three and six months ended March 31, 2023 to the three and six months ended March 31, 2024, respectively. The increase in cost of subscription revenues for the three and six months ended March 31, 2024 was primarily caused by an increase in costs related to third-party tools and third-party hosting infrastructure costs, partially offset by a decrease in personnel-related costs as a result of headcount reduction related to restructuring activities during Q1 and Q2 2024.
Cost of services revenue
Cost of services revenue decreased by $0.6 million, or 33.1%, and $1.0 million, or 29.8%, from the three and six months ended March 31, 2023 to the three and six months ended March 31, 2024, respectively. The decrease in cost of services revenues for the three and six months ended March 31, 2024 was primarily due to a decrease in personnel-related costs as a result of headcount reduction related to restructuring activities during Q1 and Q2, 2024 and a decrease in third-party hosting infrastructure costs.
Gross margin
Our overall gross margin increased 3.7% to 79.8% and 4.5% to 79.4% during the three and six months ended March 31, 2024 compared to the same periods in fiscal year 2023, primarily due to growth in subscription revenue and personnel-related cost savings realized pursuant to our restructuring plan announced in Q1 and Q2, 2024

Operating expenses

	For the Three Months Ended March 31,		Change		For the Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Operating expenses
Research and development	$3,886	$9,274	$(5,388)	(58.1)%	$9,202	$18,747	$(9,545)	(50.9)%
Sales and marketing	4,418	7,289	(2,871)	(39.4)%	8,691	14,175	(5,484)	(38.7)%
General and administrative	3,641	6,716	(3,075)	(45.8)%	8,535	12,219	(3,684)	(30.1)%
Restructuring and other charges	475	—	475	NM	3,242	—	3,242	NM
Loss (gain) on divestitures	134	—	134	NM	(799)	—	(799)	NM
Total operating expenses	$12,554	$23,279	$(10,725)	(46.1)%	$28,871	$45,141	$(16,270)	(36.0)%
Research and development
Research and development expense decreased by $5.4 million, or 58.1%, from $9.3 million for the three months ended March 31, 2023 to $3.9 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $4.4 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), a $0.5 million decrease in third-party hosting infrastructure costs, a $0.3 million decrease in professional service fees, and a $0.2 million decrease in other expenses, such as software costs.
Research and development expense decreased by $9.5 million, or 50.9%, from $18.7 million for the six months ended March 31, 2023 to $9.2 million for the six months ended March 31, 2024. The decrease was primarily attributable to a $7.2 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), a $1.4 million decrease in third-party hosting infrastructure costs, a $0.6 million decrease in professional service fees, and a $0.3 million decrease in other expenses, such as software costs and amortization of acquired intangible assets and depreciation.
Sales and marketing
Sales and marketing expense decreased by $2.9 million, or 39.4%, from $7.3 million for the three months ended March 31, 2023 to $4.4 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $1.7 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), a $0.8 million decrease in marketing expenses, and a $0.4 million decrease in other expenses, such as professional fees and technology-related costs.
Sales and marketing expense decreased by $5.5 million, or 38.7%, from $14.2 million for the six months ended March 31, 2023 to $8.7 million for the six months ended March 31, 2024. The decrease was primarily attributable to a $2.9 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities, a $1.9 million decrease in marketing expenses, and a $0.7 million decrease in other expenses, such as travel-related costs, professional fees, and technology-related costs.

General and administrative
General and administrative expense decreased by $3.1 million, or 45.8%, from $6.7 million for the three months ended March 31, 2023 to $3.6 million for the three months ended March 31, 2024. The decrease was primarily attributable to a $1.0 million decrease in legal expenses, a $0.8 million decrease in professional service fees, a $0.6 million decrease in personnel-related expenses, a $0.4 decrease in insurance expense, and a $0.3 million decrease in other expenses, such as bad debt expense.
General and administrative expense decreased by $3.7 million, or 30.1%, from $12.2 million for the six months ended March 31, 2023 to $8.5 million for the six months ended March 31, 2024. The decrease was primarily attributable to a $1.0 million decrease in professional service fees, a $0.8 million decrease in bad debt expense, a $0.7 million decrease in legal expense, a $0.6 million decrease in personnel-related expenses, and a $0.6 million decrease in other expenses, such as technology-related costs.

Restructuring and other charges
On October 12, 2023, the Company announced its plan to better align its workforce with the needs of its business and to reduce the Company’s operating costs. The plan included a reduction of the Company’s workforce by approximately 84 individuals. During the three months ended March 31, 2024, the Company recorded an additional restructuring charge of approximately $0.5 million related to a reduction of the workforce by approximately 12 individuals. The total restructuring charge for the six month ended March 31, 2024 was approximately $3.2 million, which was related primarily to headcount. The Company believes it restructuring efforts will be substantially completed by June 30, 2024.
Gain (loss) on divestitures
During the three and six months ended March 31, 2024, the Company recorded a loss on divestiture of approximately $0.1 million and a gain on divestiture of approximately $0.8 million, respectively, primarily related to the Company's divestiture of its SkySQL and geospatial businesses. For additional information, Refer to Note 14 Divestitures to our Unaudited Condensed Consolidated Financial Statements.

Interest expense

	For the Three Months Ended March 31,		Change		For the Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%

	( in thousands)				( in thousands)
Interest expense	$(1,369)	$(282)	$(1,087)	385.5%	$(4,478)	$(514)	$(3,964)	771.2%

Interest expense increased by $1.1 million, or 385.5%, and $4.0 million, or 771.2%, from the three and six months ended March 31, 2023 to the three and six months ended March 31, 2024, respectively. The increase in interest expense for the three and six months ended March 31, 2024 was primarily due to the increase in interest expense and amortization of debt issuance costs related to the issuance of a senior secured promissory note to RP Ventures LLC (“RP Ventures”) in the principal amount of $26.5 million during the quarter ending December 31, 2023. For additional information, Refer to footnote 8 Debt, to our Unaudited Condensed Consolidated Financial Statements.

Change in fair value of warrant liabilities

	For the Three Months Ended March 31,		Change		For the Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%

	( in thousands)				(in thousands)
Change in fair value of warrant liabilities	$(809)	$2,297	$(3,106)	NM	$(170)	$4,028	$(4,198)	NM
Our warrant liabilities are remeasured at the end of each quarter to reflect changes in the fair value of warrant liabilities.

The change in fair value of warrant liabilities reflected a $0.8 million loss for the three months ended March 31, 2024, compared to $2.3 million of gain for the three months ended March 31, 2023. During the quarter ended March 31, 2024, the Company recorded a $0.8 million loss related to the increase in fair value associated with the Public and Private Warrants primarily as a result of the increase in the Company’s stock price from December 31, 2023 to March 31, 2024.

The change in fair value of warrant liabilities reflected a $0.2 million loss for the six months ended March 31, 2024, compared to $4.0 million of gain for the six months ended March 31, 2023. During the six months ended March 31, 2024, the Company recorded a $0.2 million loss related to the increase in fair value associated with the Public and Private Warrants primarily as a result of the increase in the trading price of the Company’s Public Warrants from September 30, 2023 to March 31, 2024.

For additional information, Refer to Note 4 Warrants, to our Unaudited Condensed Consolidated Financial Statements.
Other income (expense), net

	For the Three Months Ended March 31,		Change		For the Six Months Ended March 31,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				( in thousands)
Other income (expense), net	$379	$(779)	$1,158	NM	$(529)	$(2,608)	$2,079	NM
Other income (expense), net increased by $1.2 million and $2.1 million from the three and six months ended March 31, 2023 to the three and six months ended March 31, 2024, respectively, primarily due to currency exchange losses related to transactions denominated in various foreign currencies.
Income taxes
The effective tax rate realized for each period was significantly below the statutory rate of 21%, as we incurred significant operating losses during each reporting period and did not recognize an income tax benefit associated with these losses because a full valuation allowance is maintained against our net deferred income tax assets in our primary taxable jurisdiction. Amounts reflected in income tax (expense) benefit generally represent various foreign income taxes. Based on the weight of negative evidence and our projections of future taxable income, we expect to maintain our valuation allowance for the foreseeable future.
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

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
($ in thousands)	2024	2023	2024	2023
Net Loss	$(3,519)	$(11,850)	$(12,287)	$(24,546)
Adjustments:
Interest expense	1,369	282	4,478	514
Income tax (expense) benefit	7	62	(160)	6
Depreciation and amortization	30	136	60	374
Stock-based compensation	170	241	183	857
Change in fair value of warrant liabilities	809	(2,297)	170	(4,028)
Other income (expense), net	(379)	779	529	2,608
Restructuring and other charges	475	—	3,242	—
Loss (gain) on divestitures	134	—	(799)	—
Costs associated with discontinued products, net	526	—	1,518	—
Adjusted EBITDA	$(378)	$(12,647)	$(3,066)	$(24,215)

Net Loss Margin	(25.9)%	(87.9)%	(45.2)%	(93.4)%
Adjusted EBITDA Margin	(2.8)%	(93.9)%	(11.3)%	(92.1)%
Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital, capital expenditure needs, contractual obligations, and other commitments, with cash flows from operations and other sources of funding. Our primary short-term requirements for liquidity and capital relate mainly to employee compensation and benefits, funds for general working capital, and the repayment of the RP Note, together with accrued interest, that became due in January 2024. (Part of the net proceeds from the financing were used to repay our outstanding term loan from EIB (the “Term Loan”). Refer to discussion below under the heading “– Debt – Loan facility agreement with European Investment Bank”.) Our primary long-term liquidity needs are related to potential acquisitions, working capital needs and the evolution of our operating cash flows.
As of March 31, 2024 , our primary sources of liquidity are from the collection of proceeds from the subscriptions of customers and cash generated from financing activities. On October 10, 2023, we entered into a senior secured debt financing transaction with RP Ventures pursuant to which we raised gross proceeds of $26.5 million. Net proceeds were $7.7 million after repayment of the Term Loan and payment of the debt issuance costs.

The Company incurred negative cash flow from operations of $8.6 million during the six months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $261.7 million.
As of March 31, 2024, we had $1.8 million in cash and cash equivalents. We are currently seeking debt financing, as we do not believe our existing cash and cash equivalents, cash provided by sales of database subscriptions, and sales of our services will be sufficient to meet our projected operating requirements (including capital expenditures and the repayment of the remaining principal and related interest of the RP Note that was due in January 2024) over the next 12 months following the date on which the Unaudited Condensed Consolidated Financial Statements were issued (May 15, 2024), and may potentially not meet our short-term and long-term working capital needs. Our future capital requirements may depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development, expansion of sales and marketing activities, increased costs associated with being a public company, the need for necessary technology investment, the operating and controls infrastructure to support our business and compliance, the introduction of new and enhanced database features and functionality, and the continued market adoption of our database solutions. We may in the future pursue acquisitions of businesses, technologies, assets and talent, which may also require additional capital.

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

If we are unable to raise additional capital or generate cash flows necessary to repay the RP Note or expand our operations and invest in new technologies or businesses, our business, competitive position, growth prospects, financial condition, and results of operations could be materially adversely affected. Refer to Note 1 to our unaudited Condensed Consolidated Financial Statements for additional information on this assessment.
Deferred Revenue
As of March 31, 2024, we had total deferred revenue of $44.0 million, of which $11.9 million was related to refundable customer deposits. As of March 31, 2024, the remaining performance obligations were $57.5 million, and we expect to recognize revenue on approximately 50.8% of these remaining performance obligations over the next 12 months. Our subscription contracts are recognized ratably over the contract terms; accordingly, the majority of our noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months, with the remainder recognized thereafter.
Debt
Loan facility agreement with European Investment Bank
In October 2023, the Term Loan was repaid from the net proceeds of the RP Note.
Loan facility agreement with RP Ventures LLC (Purchased by Meridian Topco LLC)

On October 10, 2023, the Company issued a senior secured promissory note, dated as of October 10, 2023 and amended on January 10, 2024, to RP Ventures in the principal amount of $26.5 million. RP Ventures acted as the initial Agent as defined in the RP Note (in such capacity, the “Agent”). On April 24, 2024, Meridian Topco LLC (“Meridian”), an affiliate of K1 Investment Management, LLC, a Delaware limited liability company (“K1”), purchased from RP Ventures, at a premium, all right, title and interest in, to and under the RP Note (the “RP Note Acquisition”). Further, Meridian Topco LLC became the Successor Agent (as defined in the note).

The proceeds of the RP Note were used by the Company to repay all amounts outstanding under the Term Loan from EIB, to pay RP Ventures a nonrefundable funding fee of $132,500, to pay or reimburse RP Ventures and Runa Capital Fund II,

L.P. (“Runa”) for its out-of-pocket expenses related to the RP Note transaction, and to pay for working capital purposes as approved by the Company’s board of directors.
Interest on the RP Note accrued on the principal amount at the rate of ten percent (10%) per annum and was payable commencing on January 1, 2024 and quarterly thereafter in arrears on the first business day of each calendar quarter and on the maturity date, whichever was earlier.

While the RP Note remains outstanding, the note restricts the Company from pursuing or accepting any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company, in each case other than with the note holder.

The RP Note contains certain customary representations and warranties and covenants of the Company. In addition, the Company has agreed to, among other things, provide to the note holder certain financial information, maintain minimum aggregate liquidity in an amount to be agreed upon after the Closing Date by the Board and the Agent or Successor Agent, and make disbursements and collect receivables based on budget amounts.

The RP Note limits the ability of the Company to, among other things, (i) incur indebtedness, (ii) create certain liens, (iii) declare or distribute dividends or make certain other restricted payments, (iv) be party to a merger, consolidation, division or other fundamental change, (v) transfer, sell or lease Company assets, (vi) make certain modifications to the Company’s organizational documents or indebtedness, (vii) engage in certain transactions with affiliates, (viii) change the Company’s business, accounting or reporting practices, name or jurisdiction or organization, (ix) establish new bank accounts, and (x) establish or acquire any subsidiary. In addition, without the Agent or Successor Agent’s prior consent, the Company will be restricted in, among other things, taking part in transactions outside of the ordinary course of its existing business, making certain payments, or issuing equity interests.

The RP Note provides for customary events of default, including for, among other things, payment defaults, breach of representations and certain covenants, cross defaults, insolvency, dissolution and bankruptcy, certain judgments against the Company, and material adverse changes. In the case of an event of default, the note holder may demand immediate repayment by the Company of all or part of the amounts outstanding, if any, under the RP Note.

In connection with issuance of the RP Note, the Company and MariaDB USA. Inc. and certain other of the Company’s subsidiaries (the “Guarantors”) entered into a Guarantee and Collateral Agreement, pursuant to which the Company and each Guarantor pledged substantially all of their respective assets as collateral for the RP Note and each Guarantor guaranteed to the note holder the payment of all obligations arising from the RP Note.

The RP Note was initially due on the earlier of (i) January 10, 2024, (ii) the occurrence of a "change of control" (as that term is defined in the RP Note), (iii) the occurrence of any breach of any of the documentation relating to the Company’s Term Loan or any demand for repayment of the Term Loan, and (iv) the date on which the RP Note is otherwise declared due and payable pursuant to its terms. On January 10, 2024, MariaDB entered into an amendment (the “First Amendment”) of the RP Note. The First Amendment, among and between the Company, RP Ventures, and other note parties to the RP Note, extended (i) the maturity date of the RP Note from January 10, 2024 to January 31, 2024, providing time for the Company to continue to work with parties related to the note holder on a recapitalization structure and (ii) the exclusivity period under the RP Note from January 10, 2024 to January 31, 2024. The Company paid RP Ventures a nonrefundable funding fee of $75,000 relating to the First Amendment.

On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, to allow for further negotiations with respect to a transaction to restructure all or any material part of the obligations under the RP Note and any amendment or extension of the RP Note (the “RPV Transaction”), the Company and the Guarantors entered into the Forbearance Agreement with RP Ventures. Pursuant to the Forbearance Agreement, RP Ventures agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024, subject to certain limitations and conditions. In addition, the Company agreed to pay RP Ventures a forbearance fee of $100,000 and to reimburse all reasonable and documented fees and out-of-pocket expenses of RP Ventures and any of its directors, officers, employees or agents, including its counsel, consultant and any other advisors, in connection with the Forbearance Agreement, the RP

Note, the Guarantee and Collateral Agreement and other related RP Note documents. Under the terms of the Forbearance Agreement, interest on amounts due under the RP Note accrues at the default rate of 2% above the otherwise-applicable non-default interest rate of 10%.

During the three and six month periods ended March 31, 2024, the Company paid RP Ventures approximately $2.0 million which included approximately $0.9 million related to principal and approximately $1.1 million of interest.

For additional information on the terms of the First Amendment and the Forbearance Agreement, refer to "Debt", Note 8 to our Unaudited Condensed Consolidated Financial Statements.

The Company is currently in the process of being acquired and is seeking debt financing to avoid any potential shortfall of cash and cash equivalents to fund operations, for at least 12 months from the date the financial statements were issued. However, such additional financings are subject to market conditions, and are not within the Company’s control, and therefore cannot be deemed probable as adequate capital may not be available to the Company when needed or on acceptable terms. There is no assurance that the Company will be successful in raising additional funds.
Cash Flows
The following table presents a summary of our cash flows for the six months ended March 31, 2024 and 2023:

	For the Six Months Ended March 31,
	2024	2023
Net cash provided by (used in)	( in thousands)
Operating activities	$(8,583)	$(29,448)
Investing activities	$—	$25,943
Financing activities	$7,138	$7,795
Operating activities
Cash used in operating activities consists mainly of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation of property and equipment, changes in fair value of warrant liabilities, changes in allowance for doubtful accounts, non- cash interest expense, including expense associated with amortization of debt issuance costs, restructuring and other charges, gain on divestitures, non-cash operating lease costs, amortization of deferred commissions, net foreign exchange differences, and changes in operating assets and liabilities during the period.
For the six months ended March 31, 2024, cash used in operating activities was $8.6 million, primarily consisting of our net loss of $12.3 million, adjusted for non-cash charges of $5.8 million and net cash outflows of $2.1 million related to changes in our operating assets and liabilities. Non-cash charges included $3.1 million of non-cash interest expense, including amortization of debt issuance costs, $1.2 million of foreign currency loss, net, $1.0 million of amortization of deferred commissions, $0.9 million of restructuring and other charges, and $0.5 million of other normal recurring non-cash charges, offset by $0.9 million related to gain on divestitures. The main driver of the changes in operating assets and liabilities was a result of decreases in deferred revenue and accounts payable and accrued expenses and an increase in other current assets, offset by a corresponding decrease in accounts receivable.

For the six months ended March 31, 2023, cash used in operating activities was $29.4 million, primarily consisting of our net loss of $24.5 million, adjusted for net cash outflows of $4.9 million related to changes in our operating assets and liabilities. The main driver of the changes in operating assets and liabilities was a result of an increase in accounts receivable and other current assets, offset by a corresponding increase in deferred revenue.
Investing activities
There was no cash provided (used by) investing activities for the six months ended March 31, 2024.
Cash provided by investing activities during the six months ended March 31, 2023 was $25.9 million, resulting primarily from the sale of remaining short-term investments.

Financing activities
Cash provided by financing activities for the six months ended March 31, 2024 totaled $7.1 million and primarily consisted of net proceeds received from RP Ventures of $24.0 million, partially offset by the repayment of the Term Loan of $16.0 million and repayments of the RP Note of $0.9 million.
Cash provided by financing activities for the six months ended March 31, 2023 totaled $7.8 million and consisted of proceeds received from the Business Combination of $10.5 million, proceeds received from the exercise of warrants of $2.9 million, and proceeds from the exercise of stock options of $0.4 million, offset by payment of offering costs of $5.4 million, settlement of warrant liabilities of $0.4 million relating to warrant rights redeemed, and repayment of borrowings of $0.1 million.
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
As of March 31, 2024, two customers accounted for 39.5% of the total balance of accounts receivable, net. As of September 30, 2023, one customer accounted for 10.5% of the total balance of accounts receivable, net. Based upon performing ongoing credit evaluations and our past collection experience, we believe that the receivable balance concentrated in two customers as of March 31, 2024 does not represent a significant credit risk, although we continue to actively monitor creditworthiness and economic conditions that may affect our customer's business and access to capital. Further, we are monitoring the current global economic conditions, including credit markets and other factors, as they relate to our customers in order to manage the risk of uncollectible accounts receivable.
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of $1.8 million. Currently, these funds are held in cash accounts. Currently, we have little exposure to market risk due to fluctuations in interest rates but may in the future depending on our cash management strategy. The rate of interest on our RP Note that was disbursed on October 10, 2023 is not tied to fluctuations in interest rates; therefore, any change in market rates is not expected to impact the current interest rate on the RP Note.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, and have concluded that because of the material weaknesses in our internal control over financial reporting, as discussed in Part II, Item 9A under the caption “Controls and Procedures” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 29, 2023 and amended on January 29, 2024 (“2023 Annual Report”), these controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Refer to Note 7 – Commitments and Contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings and other similar matters in which we may be involved from time to time, which applicable information is incorporated herein.
Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Risk factors that affect our business and financial results are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 29, 2023 and amended on January 29, 2024 (“2023 Annual Report”) and in Part II, Item 1A under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, subject to the updates as set forth below (“2024 Q1 Report”). You should consider the following risks and those described in the 2023 Annual Report and the 2024 Q1 Report, together with all other information in this report, including our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2024 and related notes included elsewhere in this report ("Consolidated Financial Statements"). These risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, cash flows, and prospects. Other than the risk factors set forth below and in the 2024 Q1 Report, there have been no material changes to the risk factors described in our 2023 Annual Report.

Risks Related to the Proposed Tender Offer by K1

If K1 fails to complete its tender offer for our capital stock within the expected timeframe, or at all, our stock price, business, results of operations and financial condition could be adversely affected.

On February 15, 2024, K1 Investment Management, LLC (“K1 Investment”), through Meridian Bidco LLC, a newly formed affiliate of K1 Investment (“Bidco,” and together with K1 Investment, “K1”), as manager of K5 Private Investors, L.P., made a public unsolicited proposal to acquire all of the issued and to be issued share capital of the Company (the “Tender Offer”).

We cannot assure you that K1 will complete its tender offer for our share capital. If the proposed Tender Offer is not completed, we will be subject to several risks. Because the current trading price of our Ordinary Shares may reflect, among other things, a market assumption that the Tender Offer will be completed, failure to complete the Tender Offer could adversely affect the price of our Ordinary Shares. Also, we may incur significant costs in connection with the Tender Offer, including the diversion of management resources that would have otherwise been spent on our business and other opportunities that could have been beneficial to us, for which we will have received little or no benefit if the Tender Offer is not completed. If our management is unable to expend the necessary time and resources on our business, our results of operations could be negatively impacted. Additionally, actions taken by the Company in connection with the Tender Offer could result in litigation against the Company, which may result in further significant costs, uncertainty and distraction. A failed transaction may also result in a negative impression of the Company in the investment community.

If the proposed Tender Offer is not completed, we may be unsuccessful in completing an alternative transaction on terms that are as favorable as the terms of the proposed Tender Offer with K1, or at all, and we may otherwise be unable to continue to operate our business. Our board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

K1 has not commenced the proposed Tender Offer and the closing of the proposed Tender Offer may be delayed or may not occur at all. Our board of directors may elect to pursue an alternative strategy, one of which may be a strategic transaction similar to the proposed Tender Offer. Attempting to complete an alternative transaction like the proposed Tender Offer would be costly and time consuming, and we can make no assurances that such an alternative transaction would occur at all. Alternatively, our board of directors may elect to continue our operations to advance the development of our programs, which would require that we obtain additional funding, and to resume our efforts to seek potential collaborative, partnering or other strategic arrangements for our program, including a sale or other divestiture of our program assets, or our board of directors could instead decide to pursue a dissolution and liquidation of our Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, and subject to the provisions of the law of Ireland, and with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our Ordinary Shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the Company.

We are subject to business uncertainties and contractual restrictions while the proposed Tender Offer is pending, which could adversely affect our business and operations.

In connection with the pendency of the proposed Tender Offer, it is possible that some customers, suppliers, lenders, and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Tender Offer, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Tender Offer is completed. Such risks may be exacerbated by delays or other adverse developments with respect to the completion of the Tender Offer.

Uncertainties associated with the Tender Offer may cause a loss of management personnel and other key employees which could adversely affect our business and results of operations.

We are dependent on the experience and industry knowledge of our officers and other key employees to execute our business plan. During the pendency of the Tender Offer, current and prospective employees of the Company may experience uncertainty about their roles if the Tender Offer is completed, which may have an adverse effect on our ability to attract or retain key management and other key personnel and in turn could adversely affect our business and results of operations.

Our business, including our management, is required to take or is restricted from taking various actions under the terms of the K1 Note, which terms the Company did not fully comply with and which matured on January 31, 2024 and was not paid off by the Company.

On January 31, 2024, that certain senior secured promissory note, dated as of October 10, 2023, and amended on January 10, 2024, issued by us to RP Ventures in the principal amount of $26.5 million (the “RP Note”) matured. On April 24, 2024, Meridian Topco LLC, an affiliate of K1 (“Topco”), purchased from RP Ventures, at a premium, all right, title, and interest in, to and under the RP Note (as assigned, the “K1 Note” and such assignment, the “K1 Assignment”). The terms of the K1 Note included various provisions that required us to take certain actions or limited our business’s ability (including that of our management) to take certain actions. These provisions covered, among others, the following matters:

•Restricting our pursuit or acceptance of any offer with respect to any recapitalization, reorganization, merger, business combination, purchase, sale, loan, notes issuance, issuance of other indebtedness or other financing or similar transaction, or to any acquisition by any person or group, which would result in any person or group becoming the beneficial owner of 2% or more of any class of equity interests or voting power or consolidated net income, revenue or assets, of the Company (in each case other than with Topco or K1), without K1’s prior written consent (“Alternate Transaction”).

•Requiring the board of directors to be set at four members, two of whom are to be selected by K1 (currently, George Mansour and Jordan Wappler).

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

•Restricting our conduct of business, including regarding taking part in transactions outside of the ordinary course of our existing business, making significant payments to third parties, or issuing equity interests, without K1’s prior written consent.

•Providing K1 with ongoing comprehensive financial information and access to our books and records.

On January 31, 2024, the Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the guarantors under the RP Note (the “Guarantors”) failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, the Company and the Guarantors entered into a Forbearance Agreement by and among the Company, the Guarantors, and RP Ventures (the “Forbearance Agreement”), in order to allow for further negotiations with respect to a transaction to restructure all or any material part of the obligations under the RP Note and any amendment or extension of the RP Note. On February 16, 2024, K1 publicly announced a non-binding indicative proposal (the “K1 Proposal”) to acquire the entire issued and to be issued share capital of the Company through K5 Private Investors, L.P., a fund controlled by K1. The announcement of the K1 Proposal by K1 constituted an immediate event of default under the Forbearance Agreement. As a result of such default, the forbearance period under the Forbearance Agreement terminated on February 16, 2024. On February 17, 2024, RP Ventures submitted a notice to the Company regarding the Company’s default under the Forbearance Agreement and reserving RP Ventures’ right to exercise its rights and remedies under the RP Note Documents. Also on February 17, 2024, RP Ventures provided to the Company a copy of an activation notice that RP Ventures submitted to Bank of America, N.A. asserting its control rights over the Company’s deposit account. Following the K1 Assignment, K1 assumed all right, title, and interest in, to and under the RP Note Documents. There are no assurances that K1 will not exercise further remedies under the K1 Note.

With the limitations under the K1 Note, including those described above (such as the necessity of getting prior approval from K1 in many instances), we may not have the flexibility needed to take timely action necessary to manage our business effectively or make our business successful, including making changes to or taking actions outside of our current normal course of business as circumstances change. In addition, we may not be able to obtain the additional financing needed to pay off the K1 Note in a timely manner or on acceptable terms (both to us and K1), if at all. If we are unable to obtain such financing, our business would be significantly harmed and would not be able to continue in its current state, and our shareholders would be adversely impacted.

There is substantial doubt about our ability to continue as a going concern and we are currently seeking additional capital to continue and support our operations and grow our business; we cannot be certain that additional capital will be available on reasonable terms when required, or at all.

As of March 31, 2024, we had an accumulated deficit of $261.7 million and $1.8 million in cash and cash equivalents. As described in Note 1 to our Consolidated Financial Statements that are included elsewhere in this Quarterly Report on Form 10-Q, we determined that our current cash and cash equivalents would not be sufficient to fund our operations (including capital expenditure requirements and the repayment of the $26.5 million principal, together with accrued interest, of the K1 Note, which was due in January 2024) for at least 12 months from the date those Consolidated Financial Statements were issued (May 15, 2024), raising substantial doubt about our ability to continue as a going concern. We believe that our cash, cash equivalents, and cash provided by sales of database subscriptions and services will not be sufficient to meet our projected working capital and operating needs, particularly if K1 declares the principal of and accrued interest on the K1 Note to be immediately due and payable in the event that the Forbearance Agreement terminates, or an additional event of default occurs under the K1 Note, or we are unable to refinance the K1 Note. There are no assurances that we will reach an agreement with K1 with respect to restructuring all or any material part of the obligations under the K1 Note or any amendment or extension of the K1 Note or that K1 will not exercise further remedies under the K1 Note, and in such event, we cannot be certain that additional capital will be available on reasonable terms, or at all, to meet our projected working capital and operating needs, including repayment of the K1 Note. Historically, Legacy MariaDB funded its operations primarily through equity and debt financings and payments by its customers for use of its products and services. Going forward, we cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. In addition to general operations, we expect to require significant additional capital investments for research and development, including for the purpose of further developing our intellectual property and other proprietary technologies.

Further, we intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or otherwise enhance our database software and services, improve our operating infrastructure or acquire businesses and technologies. Accordingly, we will need to secure additional capital through equity or debt financings. Such additional capital may not be available on terms acceptable to us, if at all. Our access to capital through debt or equity markets have proven and could continue to prove challenging due, among other things, to recent volatility in the capital markets, the rising interest rate environment, changes in customer traffic, higher costs due to inflation, and labor shortages. If we raise additional equity-related capital, existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of Ordinary Shares. The restrictive covenants under the K1 Note also impose significant restrictions on our capital raising activities, cash management, and other financial and operational matters, and any failure to comply with these covenants could harm our business, results of operations and financial condition, including an additional event of default under the K1 Note causing such note to become immediately due and payable. Any equity or debt financing that we may secure in the future could involve similarly restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be harmed. In addition, because any decision to issue securities in the future to raise capital will depend on numerous considerations, including factors beyond our control (including, potentially, the approval of K1), we cannot predict or estimate the amount, timing or nature of any future issuance of debt or equity securities. As a result, our shareholders would bear the risk of future issuances of debt or equity securities that may reduce the value of our Ordinary Shares and dilute existing interests.

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

On September 19, 2023, we were notified by NYSE that we were no longer in compliance with the continued listing standard set forth in Section 802.01B of the Manual because the average global market capitalization of the Company over a consecutive 30 trading-day period was less than $50 million and, at the same time, the Company’s last reported stockholders’ equity was less than $50 million (the “Market Capitalization Requirement”). In December 2023, we submitted a compliance plan describing our strategy to return to compliance with the Market Capitalization Requirement. In response to our submission, NYSE has informed us that they are monitoring our liquidity condition and other factors specifically with respect to the K1 Note, and will require an update on that matter before rendering a decision as to the sufficiency of our compliance plan. Further, our securities could be delisted pursuant to Section 802.01B of the Manual if our average market capitalization over a consecutive 30 trading-day period is less than $15 million. If our average market capitalization over a consecutive 30 trading-day period falls below $15 million, we would not have an opportunity to cure such deficiency and our securities would be suspended from trading immediately and the NYSE would initiate delisting procedures. We have been considering measures that could potentially help us regain compliance with the Market Capitalization Requirement, which also would require us to maintain an average market capitalization above $15 million, as we execute on our compliance plan, but cannot be sure that compliance will be achieved.

On October 17, 2023, we were notified by NYSE that we were no longer in compliance with certain corporate governance requirements related to the composition of our board of directors and audit committee. In connection with our issuance of the RP Note, four of our outside directors tendered their resignations from our board of directors and, to the extent applicable, all committees thereof. Following those resignations, our board of directors was composed of four directors, three of which were non-independent, and we no longer satisfied the board majority independence requirements under Section 303A.01 of the Manual or the audit committee composition requirements under Section 303A.07(a) of the Manual (together, the “Board/Committee Requirements”). In connection with the K1 Assignment, two of our outside directors selected by RP Ventures resigned, and two new outside directors selected by K1 were appointed to our board of directors. Although as of the date of this Quarterly Report on Form 10-Q we have not regained compliance, we have been considering measures that could potentially help us regain compliance with the Board/Committee Requirements, but cannot be sure that compliance will be achieved.

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

Restrictions under the K1 Note regarding our board of directors and our current lack of a majority independent board of directors may be deemed to adversely affect the governance of the Company, as well as the rights of other shareholders.

The K1 Note requires, among other things, that MariaDB’s board of directors be set at four members, two of whom are to be selected by K1, none of whom is required to be independent for NYSE-compliance purposes. Currently, we have three directors appointed and only one of our three directors is independent, which is insufficient for purposes of Section 303A.01 of the Manual. Two of our non-independent directors, George Mansour and Jordan Wappler, were appointed pursuant to the K1 Note and are affiliated with our current senior lender, K1. Mr. Mansour has been with K1 since 2016 and currently serves as a Partner. Mr. Wappler has been with K1 since 2018 and currently serves as Senior Vice President and Head of Legal.

In addition, the K1 Note imposes significant operational, cash management, and capital raising restrictive covenants on the Company and our business. As a result, Messrs. Mansour and Wappler are in a position to influence or control to some degree the outcome of significant operational and strategic matters requiring lender approval, including regarding, among other things, adoption of amendments to our articles of association, changes in board size and composition, cash management and disposition, investments, capital raising, and the approval of mergers and other significant corporate transactions. For example, the K1 Note requires the Board to be set at four directors. This influence and control may have, among other things, the effect of delaying or promoting a change of control and may adversely affect the voting and other rights of other shareholders, as well as our day-to-day governance.

It is further possible that the interests of our non-independent directors, particularly considering the Company’s non-independent majority, may in some circumstances potentially conflict with MariaDB’s interests and the interests of our other shareholders. For example, the K1 Note contains exclusivity provisions that restrict our ability to seek additional financing from third parties without lender approval. In addition, K1 funds are broadly in the business of making investments in technological companies and may hold and may, from time to time, in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with us. If we do not attract and retain a majority of qualified independent directors, the management and operations of our business could be compromised.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/ Furnished with This Report
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended MariaDB Memorandum and Articles of Association	8-K	001-41571	3.1	12/22/2022
10.1#	Separation Agreement between MariaDB plc and Franz Aman	10-K	001-41571	10.31	12/29/2023
10.2#	Employment Agreement between MariaDB plc and Roya Shakoori	10-K	001-41571	10.32	12/29/2023
10.3	Senior Secured Promissory Note, dated October 10, 2023	8-K	001-41571	10.1	10/10/2023
10.4	First Amendment to Senior Secured Promissory Note, dated January 10, 2024, by and among MariaDB plc, RP Ventures LLC, and the other note parties thereto.	8-K	001-41571	10.1	1/11/2024
10.5	Forbearance Agreement, by and among the Company, MariaDB USA, Inc., MariaDB Canada Corp., MariaDB UK LTD, MariaDB Bulgaria EOOD, RP Ventures, as Agent, and RP Ventures, as Holder, dated as of February 5, 2024	8-K	001-41571	10.1	2/6/2024
10.6#	Chief Restructuring Officer Engagement Letter, dated as of March 12, 2024, by and among the Company and FTI Consulting, Inc.	8-K	001-41571	10.1	3/20/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	X
# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIADB PLC

Date: May 15, 2024	By:	/s/ Paul O’Brien
	Name:	Paul O’Brien
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Conor McCarthy
	Name:	Conor McCarthy
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)