Form 10-Q
period 2024-06-30
MariaDB plc
filed 2024-08-14
CIK 1929589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 69,067,030 shares of common stock as of August 9, 2024.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:
•our expectations regarding the planned compulsory acquisition by Meridian BidCo LLC (“Bidco”) of any outstanding Ordinary Shares not acquired or agreed to be acquired pursuant to the unsolicited offer (the “Offer”) by Bidco to purchase all of the issued and to be issued Ordinary Shares of the Company (the “Buy Out”), including the expected timetable for completing the Buy Out, delisting from the NYSE and termination of registration of Ordinary Shares under the Exchange Act;
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

Item 1. Financial Statements
INDEX TO THE FINANCIAL STATEMENTS
MARIADB PLC
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MariaDB plc
Condensed Consolidated Balance Sheets
(in thousands, except par value and share amounts)

	June 30, 2024	September 30, 2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,082	$4,467
Accounts receivable, net	8,210	13,956
Prepaids and other current assets	7,865	5,780
Total current assets	17,157	24,203
Property and equipment, net	—	232
Operating lease right-of-use assets	31	509
Other noncurrent assets	6,414	4,848
Total assets	$23,602	$29,792
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,098	$4,378
Accrued expenses	8,588	6,450
Operating lease liabilities	34	539
Debt	26,333	15,855
Deferred revenue	29,842	29,828
Total current liabilities	73,895	57,050
Deferred revenue, net of current	14,039	16,793
Warrant liabilities	2,402	1,295
Deferred tax liability	—	173
Total liabilities	90,336	75,311
Commitments and contingencies (Note 7)
Stockholders’ Deficit:
Ordinary shares, par value of $0.01 per share; 69,067,030 and 67,713,368 shares issued and outstanding as of June 30, 2024 and September 30, 2023	677	674
Additional paid-in-capital	214,247	213,307
Accumulated deficit	(271,174)	(249,380)
Accumulated other comprehensive loss	(10,484)	(10,120)
Total stockholders’ deficit	(66,734)	(45,519)
Total liabilities and stockholders’ deficit	$23,602	$29,792
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$12,403	$11,539	$36,875	$34,837
Services	1,163	1,503	3,888	4,484
Total revenue	13,566	13,042	40,763	39,321
Cost of revenue:
Subscription	1,291	1,822	4,466	4,957
Services	1,260	1,866	3,681	5,315
Total cost of revenue	2,551	3,688	8,147	10,272
Gross profit	11,015	9,354	32,616	29,049
Operating expenses:
Research and development	5,729	8,668	14,931	27,415
Sales and marketing	4,511	6,290	13,202	20,465
General and administrative	8,494	6,631	17,029	18,850
Restructuring and other charges	26	—	3,268	—
Gain on divestitures	—	—	(799)	—
Total operating expense	18,760	21,589	47,631	66,730
Loss from operations	(7,745)	(12,235)	(15,015)	(37,681)
Other (expense) income:
Interest expense	(893)	(307)	(5,371)	(821)
Change in fair value of warrant liabilities	(976)	1,807	(1,146)	5,835
Other income (expense), net	107	1,077	(422)	(1,531)
Loss before income taxes	(9,507)	(9,658)	(21,954)	(34,198)
Income tax (expense) benefit	—	(11)	160	(17)
Net loss	$(9,507)	$(9,669)	$(21,794)	$(34,215)
Net loss per share attributable to ordinary shares – basic and diluted	$(0.14)	$(0.14)	$(0.32)	$(0.65)
Weighted-average shares outstanding – basic and diluted	68,637,507	66,999,987	68,031,598	52,444,086
Comprehensive Loss:
Net loss	$(9,507)	$(9,669)	$(21,794)	$(34,215)
Foreign currency translation adjustment, net of taxes	(45)	(91)	(364)	576
Unrealized loss from available-for-sale securities, net of taxes	—	—	—	(2,177)
Total comprehensive loss	$(9,552)	$(9,760)	$(22,158)	$(35,816)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Stockholders’ Deficit
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Shares		Ordinary Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at September 30, 2022	183,565,242	$206,969	60,764,711	$—	$11,482	$(9,305)	$(197,523)	$(195,346)
Recapitalization	(141,682,189)	—	(46,900,367)	139	(139)	—	—	—
Balance at September 30, 2022	41,883,053	206,969	13,864,344	139	11,343	(9,305)	(197,523)	(195,346)
Exercise of share options	—	—	844,350	8	176	—	—	184
Issuance of Ordinary Shares as consideration for CubeWerx and Sector 42 acquisition	—	—	539,233	5	(5)	—	—	—
Exercise of Series C - 2020 Preferred Share Warrants	539,627	3,516	—	—	—	—	—	—
Preferred shares conversion	(42,422,680)	(210,485)	42,422,680	424	210,061	—	—	210,485
Issuance of Ordinary Shares upon Business Combination including PIPE financing (net of offering costs of $14.9 million)	—	—	8,812,585	88	(10,726)	—	—	(10,638)
Stock-based compensation	—	—	—	—	616	—	—	616
Other comprehensive loss	—	—	—	—	—	(290)	—	(290)
Net loss	—	—	—	—	—	—	(12,696)	(12,696)
Balance at December 31, 2022	—	—	66,483,192	664	211,465	(9,595)	(210,219)	(7,685)
Exercise of share options	—	—	389,593	4	210	—	—	214
Adjustment to deferred offering costs	—	—	—	—	337	—	—	337
Share-based compensation	—	—	—	—	241	—	—	241
Other comprehensive loss	—	—	—	—	—	(1,220)	—	(1,220)
Net loss	—	—	—	—	—	—	(11,850)	(11,850)
Balance at March 31, 2023	—	$—	66,872,785	$668	$212,253	$(10,815)	$(222,069)	$(19,963)
Exercise of share options	—	—	560,384	6	277	—	—	283
Share-based compensation	—	—	—	—	724	—	—	724
Other comprehensive loss	—	—	—	—	—	(91)	—	(91)
Net loss	—	—	—	—	—	—	(9,669)	(9,669)
Balance at June 30, 2023	—	$—	67,433,169	$674	$213,254	$(10,906)	$(231,738)	$(28,716)

Balance at September 30, 2023	—	$—	67,713,368	$674	$213,307	$(10,120)	$(249,380)	$(45,519)
Exercise of share options	—	—	24,016	—	11	—	—	11
Vesting of restricted stock units	—	—	1,250	—	—	—	—	—
Share-based compensation	—	—	—	—	13	—	—	13
Other comprehensive loss	—	—	—	—	—	(145)	—	(145)
Net loss	—	—	—	—	—	—	(8,768)	(8,768)
Balance at December 31, 2023	—	$—	67,738,634	$674	$213,331	$(10,265)	$(258,148)	$(54,408)
Exercise of share options	—	—	108	—	—	—	—	—
Vesting of restricted stock units	—	—	10,687	—	—	—	—	—
Share-based compensation	—	—	—	—	170	—	—	170
Other comprehensive loss	—	—	—	—	—	(174)	—	(174)
Net loss	—	—	—	—	—	—	(3,519)	(3,519)
Balance at March 31, 2024	—	$—	67,749,429	$674	$213,501	$(10,439)	$(261,667)	$(57,931)
Exercise of share options	—	—	256,911	3	450	—	—	453
Vesting of restricted stock units	—	—	1,060,690	—	—	—	—	—
Share-based compensation	—	—	—	—	296	—	—	296
Other comprehensive loss	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(9,507)	(9,507)
Balance at June 30, 2024	—	$—	69,067,030	$677	$214,247	$(10,484)	$(271,174)	$(66,734)
Refer to Notes to Unaudited Condensed Consolidated Financial Statements

MariaDB plc
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(21,794)	$(34,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in allowance for doubtful accounts	127	1,068
Depreciation and amortization	76	508
Non-cash lease expense	479	355
Stock-based compensation	479	1,581
Change in fair value of warrant liability	1,146	(5,835)
Loss from disposal of property and equipment	157	175
Amortization of deferred commission	1,434	1,306
Investment income	—	(925)
Foreign currency loss, net	915	1,377
Non-cash interest expense, including interest expenses associated with debt issuance costs	3,067	—
Restructuring and other charges	933	—
Gain on divestitures	(933)	—
Deferred income tax	(171)	—
Changes in operating assets and liabilities:
Accounts receivable	5,672	(470)
Other current assets	(3,205)	(1,177)
Other noncurrent assets	(1,535)	(781)
Accounts payable and accrued expenses	6,214	(1,819)
Operating lease liability	(506)	(353)
Deferred revenue	(3,129)	12,442
Net cash used in operating activities	(10,574)	(26,763)
Investing activities:
Purchases of property and equipment	—	(5)
Acquisition of CubeWerx and Sector 42, net of cash acquired	—	(57)
Disposal of investments	—	25,948
Net cash provided by investing activities	—	25,886
Financing activities:
Proceeds from stock options exercise	464	681
Settlement of warrant liabilities	—	(427)
Proceeds from exercise of warrants	—	2,867
Payment of offering costs related to the Business Combination	—	(5,417)
Proceeds from the Business Combination	—	10,509
Net proceeds from issuance of promissory note	24,743	—
Repayment of debt	(16,958)	(135)
Net cash provided by financing activities	8,249	8,078
Effect of exchange rate changes on cash and cash equivalents	(1,060)	903
Net (decrease) increase in cash and cash equivalents	(3,385)	8,104
Cash and cash equivalents at beginning of period	4,467	4,756
Cash and cash equivalents at end of period	$1,082	$12,860

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,111	$676

Non-cash investing and financing activities:
Issuance of Series C Preferred Shares – Exercise of Warrant Liabilities, Fair Value	$—	$649
Conversion of Convertible Preferred Shares to Ordinary Shares	$—	$210,485
Warrant liabilities assumed in the Business Combination	$—	$7,111
Net assets assumed in the Business Combination	$—	$883
Reclassification of deferred offering costs related to the Business Combination	$—	$9,165
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
The Company is headquartered in Redwood City, California and Dublin, Ireland, with operations in other locations including Espoo, Finland, and Sofia, Bulgaria. In August 2024, the Company relocated its corporate headquarters to Milpitas, California.
Liquidity and Going Concern
As of June 30, 2024, the Company had an accumulated deficit of $271.2 million and $1.1 million in cash and cash equivalents. The Company has determined our current cash and cash equivalents will not be sufficient to fund operations (including the repayment of the RP Note and related interest that was due in January 2024 (refer to Note 8, Debt for additional discussion)), for at least 12 months from the date these financial statements were issued (August 14, 2024), raising substantial doubt about our ability to continue as a going concern.

The Company is currently in the process of being acquired and is seeking financing to avoid any potential shortfall of cash and cash equivalents to fund operations, for at least 12 months from the date the financial statements were issued.
The Company’s need for additional capital may depend on many factors, including subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the need for necessary technology and operating infrastructure to support the business, the introduction of new and enhanced database features and functionality and the continued market adoption of database solutions. The Company is currently seeking additional financing to meet projected working capital and operational requirements. However, such additional financing is subject to market conditions, and is not within the Company’s control, and therefore cannot be deemed probable as adequate capital may not be available to the Company when needed or on acceptable terms. There is no assurance that the Company will be successful in raising additional funds. As a result, the Company has concluded that potentially raising funds does not alleviate substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern and do not include adjustments that might result from the outcome of this uncertainty.
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
Revenue Recognition

Deferred revenues consist of customer contracts billed or cash received that will be recognized in the future under subscriptions existing at the balance sheet date. The current portion of deferred revenues represents amounts that are expected to be recognized within one year of the balance sheet date. As of June 30, 2024 and September 30, 2023, the balance of deferred revenue was $43.9 million and $46.6 million, respectively, which includes $11.8 million and $12.4 million of refundable customer deposits, respectively.

Revenue recognized during the three months ended June 30, 2024 and 2023 that was included in the deferred revenue beginning balance of each year was $4.8 million and $2.5 million, respectively. Revenue recognized during the nine months ended June 30, 2024 and 2023 that was included in the deferred revenue beginning balance of each year was $23.2 million and $19.2 million, respectively.

Incremental direct costs of obtaining a contract are included in prepaids and other current assets and other noncurrent assets, respectively, in the Unaudited Condensed Consolidated Balance Sheets. The current and noncurrent deferred commissions had a balance of $5.0 million and $5.6 million as of June 30, 2024 and September 30, 2023, respectively.
Concentration of Credit Risk
As of June 30, 2024, two customers accounted for 38.9% of the total balance of accounts receivable, net. As of September 30, 2023, one customer accounted for 10.5% of the total balance of accounts receivable, net. For the three and nine months ended June 30, 2024 and 2023, no customer accounted for more than 10% of the Company’s total consolidated revenues.
Fair Value of Financial Instruments
As of June 30, 2024 and September 30, 2023, the carrying value of the Company’s financial instruments included in current assets and current liabilities (including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt) approximate fair value due to the short-term nature of such items.
Accounts Receivable, Net
Accounts receivable, net was $8.2 million as of June 30, 2024 compared to $14.0 million as of September 30, 2023 as reported on the Unaudited Condensed Consolidated Balance Sheets.
The following table presents the changes in the allowance for credit losses for the nine months ended June 30, 2024 and the year ended September 30, 2023:

	June 30, 2024	September 30, 2023

	(in thousands)
Balance, beginning of period	$1,386	$642
Change in provision for credit losses	127	802
Less: write-offs, net of recoveries	(778)	(105)
Foreign currency translation	192	47
Balance, end of period	$927	$1,386
The Company started selling certain designated trade account receivables based on factoring arrangements with a well-established factoring company in the current period. Pursuant to the terms of the arrangement, the Company accounts for these transactions in accordance with ASC Topic 860, "Transfers and Servicing". The Company's factor purchases trade accounts receivables on a non-recourse basis and without any further obligations. Trade accounts receivables balances sold are removed from the Unaudited Condensed Consolidated Balance Sheets and cash received is reflected as cash provided by operating activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The difference between the fair value of the Company's trade receivables and the proceeds received is recorded as interest expense in the Company's Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. For the three months ended June 30, 2024, the Company's recognized factoring related interest expense was approximately $0.1 million. For the three months ended June 30, 2024, the Company's gross amount of trade accounts receivables sold was approximately $1.2 million.
Prepaids and Other Current Assets
Prepaid expenses and other current assets totaled $7.9 million and $5.8 million as of June 30, 2024 and September 30, 2023, respectively.
Prepaid expenses totaled $5.9 million and $3.7 million as of June 30, 2024 and September 30, 2023, respectively. Prepaid expenses as of June 30, 2024 were primarily related to deferred legal fees related to the pending sale of the Company

(executed on July 23, 2024) and deferred issuance costs in anticipation of additional financings. Prepaid expenses as of September 30, 2023 were primarily related to up-front payments made to third parties in the ordinary course of business.
Other current assets primarily consisted of deferred commissions totaling $1.7 million as of both periods ending June 30, 2024 and September 30, 2023. Other receivables totaled $0.3 million and $0.4 million as of June 30, 2024 and September 30, 2023, respectively.
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
The following table summarizes the disaggregation of revenue by geography for the three and nine months ended June 30, 2024 and 2023 respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
EMEA	$5,089	$4,760	$15,001	$13,971
Americas	5,786	5,662	17,851	18,135
APAC	2,691	2,620	7,911	7,215
Total revenue	$13,566	$13,042	$40,763	$39,321
Revenue attributable to the United States comprised 38.7% and 40.6% of the total consolidated revenue for the three months ended June 30, 2024 and 2023, respectively. Revenue attributable to the United States comprised 40.3% and 41.9% of the total revenue for the nine months ended June 30, 2024 and 2023, respectively. No other country outside of the United States comprised more than 10% of revenue for the three and nine months ended June 30, 2024 and 2023. Revenue by location is determined by the billing address of the customer.
Revenue from professional services recognized at a point in time amounted to $0.1 million for both the three months ended June 30, 2024, and 2023. Revenue from professional services recognized over time amounted to $1.1 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. Revenue from professional services recognized at a point in time amounted to $0.5 million and $0.4 million and revenue from professional services recognized over time amounted to $3.4 million and $4.1 million for the nine months ended June 30, 2024 and 2023, respectively.
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered as of the end of the reporting period. Remaining performance obligations estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized and adjustments for currency. As of June 30, 2024, approximately $62.9 million of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 47.4% of these remaining performance obligations over the next 12 months. The Company’s subscription contracts are recognized ratably over the contract term. Accordingly, the majority of the Company’s noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months with the remainder recognized thereafter.

Note 4. Warrants
Warrant information in the below table is presented as of June 30, 2024 and September 30, 2023.

			Warrants Outstanding		Fair Value of Warrant Liabilities
Warrants	Number of warrants issued	Purchase price per share	June 30, 2024	September 30, 2023	June 30, 2024	September 30, 2023

					(in thousands)
Kreos Rollover Warrant	190,559	€2.28	190,559	190,559	$1	$1
Series C – 2017	1,215,345	€0.04	—	—	—	—
Series C – 2020	786,234	€5.22	—	—	—	—
Public Warrants	8,850,458	$11.50	8,850,458	8,850,458	1,306	709
Private Warrants	7,310,297	$11.50	7,310,297	7,310,297	1,095	585
	18,352,893		16,351,314	16,351,314	$2,402	$1,295
The following table presents the change in the fair value of warrant liabilities for the nine months ended June 30, 2024:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2023	$1,295
Change in fair value	(639)
Foreign currency translation	(10)
December 31, 2023	646
Change in fair value	809
Foreign currency translation	(15)
March 31, 2024	1,440
Change in fair value	976
Foreign currency translation	(14)
June 30, 2024	$2,402

The following table presents the change in the fair value of warrant liabilities for the nine months ended June 30, 2023:

Fair Value of Warrant Liabilities
(in thousands)
September 30, 2022	$1,749
Change in fair value	(1,731)
Warrants assumed in the Business Combination	7,111
Settlement of 2017 Series C Warrants put option	(427)
Exercised	(649)
Foreign currency translation	182
December 31, 2022	6,235
Change in fair value	(2,297)
Foreign currency translation	(19)
March 31, 2023	3,919
Change in fair value	(1,807)
Foreign currency translation	(6)
June 30, 2023	$2,106
Fair values of the Public and Private Warrants were determined using publicly traded warrant prices at the end of each period. Fair values of the remaining warrants and option rights were determined using the Black-Scholes option-pricing model with the following input assumptions:

	Nine Months Ended June 30,
	2024	2023
Expected volatility range (weighted average)	44.07%	44.07%
Dividend yield	0.00%	0.00%
Risk-free interest rates range (weighted average)	4.89%	4.51%
Expected term range (weighted average)	2.63 years	2.88 years
Assumptions were weighted by the relative fair value of the instruments. An increase in the expected volatility, risk-free interest rates, and expected term would result in an increase to the estimated value of the warrants while an increase in the dividend yield would result in a decrease to the estimated value of the warrants.
Note 5. Stock-Based Compensation
Legacy MariaDB Stock Option Plans
During the nine months ended June 30, 2023, 65,098 options were granted under the Global Share Option Plan 2017 ("2017 Plan"). No options were granted under the 2017 Plan during the nine months ended June 30, 2024.

No options were granted under the Global Share Option Plan 2017 USA ("2017 US Plan") during the nine months ended June 30, 2024 and 2023.

During the nine months ended June 30, 2023, 58,182 options were granted under the Summer 2022 USA Share Option Plan ("2022 US Plan"). No options were granted under the 2022 US Plan during the nine months ended June 30, 2024.
MariaDB plc 2022 Equity Incentive Plan
During the nine months ended June 30, 2023, 4,976,681 RSUs and 800,000 options were granted under the MariaDB plc 2022 Equity Incentive Plan ("2022 Equity Plan"). During the nine months ended June 30, 2024, 232,900 RSUs were granted under the 2022 Equity Plan. No options were granted under the 2022 Equity Plan during the nine months ended June 30, 2024.

Stock Options
The following table summarizes stock option activity under the Company’s incentive plans for the nine months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregated Intrinsic Value
			(in years)	(in thousands)
Options outstanding, September 30, 2023	7,921,300	$1.28
Granted	—	$—
Exercised	(1,084,814)	$0.43
Forfeited	(3,196,780)	$1.82
Expired	(608,896)	$0.76
Options outstanding, June 30, 2024	3,030,810	$1.13	6.78	$180
Options Exercisable, June 30, 2024	2,727,669	$0.90	6.69	$180
Vested and expected to vest after June 30, 2024	3,030,810	$1.13	6.78	$180
The total intrinsic value of options exercised during the nine months ended June 30, 2024 was $0.5 million. The aggregate grant date fair value of stock options vested during the nine months ended June 30, 2024 was approximately $0.4 million. As of June 30, 2024, there was approximately $0.1 million of unrecognized stock-based compensation expense related to outstanding stock options granted to employees that is expected to be recognized in the fourth quarter of fiscal year 2024.
Fair Value Valuation Assumptions
The fair value of options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the following input assumptions:

	Nine Months Ended June 30,
	2024		2023
	Range[1]	Weighted Average[1]	Range	Weighted Average
Dividend yield (%)	0% - 0%	—%	0% - 0%	0%
Expected volatility (%)	0.00% - 0.00%	—%	43.41% - 47.26%	44.86%
Risk–free interest rate (%)	0.00% - 0.00%	—%	3.33% - 3.80%	3.39%
Expected life of stock options (years)	0 - 0	—	5.00 - 7.00	5.87
Fair value of common stock	$0.00 - $0.00	$—	$0.72 - $0.72	$0.72
1 No options were granted during the nine months ended June 30, 2024.

Restricted Stock Units
The RSUs vest over a four-year period, subject to the holder's continued service through the vesting dates. The following table summarizes RSU activity under the 2022 Equity Incentive Plan for the nine months ended June 30, 2024:

	Number of RSUs	Weighted Average Grant Date Fair Value Per Share

Unvested outstanding, September 30, 2023	4,602,830	$0.91
Granted	232,900	$0.17
Vested	(268,968)	$1.00
Forfeited/canceled	(1,475,739)	$0.84
Unvested outstanding, June 30, 2024	3,091,023	$0.88
As of June 30, 2024, there was $1.2 million of unrecognized stock-based compensation expense relating to outstanding RSUs granted to employees, directors, and executives that is expected to be recognized in the fourth quarter of fiscal year 2024.
Total stock-based compensation expense recognized in the Company’s Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Cost of revenue	$14	$87	$111	$186
Research and development	(94)	156	(382)	535
Sales and marketing	111	75	336	217
General and administrative	265	406	414	643
Total stock-based compensation expense	$296	$724	$479	$1,581
Note 6. Accrued Expenses
The following represents the components of accrued expenses contained within our Unaudited Condensed Consolidated Balance Sheets as of the end of each period:

	June 30, 2024	September 30, 2023

	(in thousands)
Accrued payroll and payroll related liabilities	$1,692	$3,577
Accrued bonuses	782	780
Accrued restructuring and other charges	52	—
Taxes payable	500	494
Accrued interest expense	1,094	—
Loss related to non-cancelable purchase commitment	2,600	—
Other accrued expenses	1,868	1,599
Total accrued expenses	$8,588	$6,450

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
In January 2023, MariaDB received a demand letter on behalf of Houlihan Lokey Capital, Inc. ("Houlihan Lokey"), a financial services company that advised Legacy MariaDB in connection with a financing transaction which closed in January 2022, for which that financial services company had provided advisory services and for which MariaDB paid its fee. The demand is for an additional fee based on a de-SPAC transaction which closed in December 2022. On July 11, 2023, Houlihan Lokey filed a lawsuit against the Company in the Supreme Court of the State of New York asserting claims against the Company for breach of contract and unjust enrichment and demand judgment against the Company in an unspecified amount exceeding $6.3 million, plus interest. The Company has answered the complaint and fact and expert discovery have been completed. A note of issue was filed on April 25, 2024, with an updated demand amount of $7.7 million, inclusive of interest. On May 17, 2024, Houlihan Lokey moved for summary judgment on its claim, which is pending before the court. At the current stage of the litigation, it is not possible to estimate the amount or range of possible loss that might result from an adverse judgment or a settlement of this matter. As of June 30, 2024, the Company accrued $1.0 million in other accrued expenses related to a settlement offer the Company made in this matter.
In February 2023, a second financial services company sent MariaDB an additional invoice for approximately $1.3 million under the same circumstances as described in the matter above. MariaDB denies that it owes any additional fees, and no legal proceedings have been filed by the second financial services company in connection with this fee claim. However, it appears that the updated claim amount asserted by Houlihan Lokey of $7.7 million, discussed above, includes the fee which would be due to the second financial services company. MariaDB intends to defend any legal proceedings that may be filed by the second financial services company.
Note 8. Debt
The components of debt are as follows:

	June 30, 2024	September 30, 2023

	(in thousands)
RP note	$26,333	$—
Term loan	—	15,855
Total	26,333	15,855
Less: Current portion	(26,333)	(15,855)
Long-term debt	$—	$—
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

During the three month period ended June 30, 2024, the Company made no principal or interest payments to the note holder. During the nine month period ended June 30, 2024, the Company paid the note holder approximately $2.0 million which included approximately $0.9 million related to principal and approximately $1.1 million of interest. During the three and nine month periods ended June 30, 2024, the Company reborrowed $0.8 million from RP Ventures in accordance with the terms and conditions of the RP Note.

During the three months ended June 30, 2024, the Company incurred cash interest expense of $0.8 million and no non-cash interest expense (amortization of debt issuance cost) on the RP Note.

During the nine months ended June 30, 2024, the Company incurred cash interest expense of $2.2 million and non-cash interest expense (amortization of debt issuance cost) of $3.1 million on the RP Note.

The Company was not in compliance with the covenants of the RP Note as of June 30, 2024.
Loan facility agreement with European Investment Bank
The Term Loan was disbursed on October 11, 2019 and had a maturity date of October 11, 2023, at which time it was fully repaid. The Term Loan accrued interest between 6.0%-9.5% per annum, depending on MariaDB’s monthly recurring revenue. The effective interest rate on the Term Loan for the period the Term Loan was outstanding during the quarter ended December 31, 2023 and for the three and nine months ended June 30, 2023 was 6.0%. As of September 30, 2023, the Company was in compliance with its debt covenants for the Term Loan.
The schedule of required principal payments remaining on debt outstanding as of June 30, 2024 is as follows:

Principal Payments
(in thousands)
2024	$26,333
Total principal payments	$26,333
Note 9. Income Taxes

The Company maintains a full valuation allowance against its net deferred tax assets as of June 30, 2024 and September 30, 2023, based on the current assessment that it is not more likely than not these future benefits will be realized before expiration. No material income tax expense or benefit has been recorded given the valuation allowance position and projected taxable losses in the jurisdictions where the Company files income tax returns. The Company has not experienced any significant increases or decreases to its unrecognized tax benefits since September 30, 2023 and does not expect any within the next 12 months.
Note 10. Related-Party Transactions
Sales to and purchases from related parties are made on terms equivalent to those that prevail in arm’s length transactions. The Company had related party sales of $0.6 million to a related party shareholder for both the nine months ended June 30, 2024 and 2023. The Company had no accounts receivable from related parties as of both periods ended June 30, 2024 and September 30, 2023.
The Company incurred related party expenses of $0.4 million related to compensation of FTI Consulting, Inc. for Chief Restructuring Officer services and $0.9 million of expenses related to the MariaDB Foundation and other expenses incurred in the ordinary course of business for the nine month period ended June 30, 2024. The Company incurred expenses of $0.3 million related to the MariaDB Foundation and other expenses incurred in the ordinary course of business for the nine month period ended June 30, 2023. The Company had $0.4 million and $0.1 million of accounts payable to FTI Consulting, Inc. and other related parties, respectively, as of June 30, 2024. The Company had no accounts payable to related parties as of September 30, 2023.

Outstanding balances are unsecured and interest free and settlement occurs in cash. There have been no guarantees provided or received for any related party trade receivables or payables.
RP Note, First Amendment, Forbearance Agreement, RP Note Acquisition, and Tender Offer

On October 10, 2023, the Company issued the RP Note to RP Ventures, which had an initial maturity date of January 10, 24. On January 10, 2024, the RP Note maturity date was extended to January 31, 2024 pursuant to the First Amendment. On January 31, 2024, the RP Note matured. The Company did not pay the outstanding principal, interest, and other applicable fees or charges due and payable on the RP Note. In addition, the Company and the Guarantors under the RP Note failed to comply with certain other obligations under the RP Note. This nonpayment and compliance failure gave rise to events of default under the RP Note. On February 5, 2024, RP Ventures agreed not to exercise its rights and remedies in relation to the defaults under the RP Note identified in the Forbearance Agreement until February 21, 2024. See Note 8, Debt for additional information and terms of the RP Note, First Amendment, and the Forbearance Agreement.

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

On April 24, 2024, Meridian, an affiliate of K1, purchased from RP Ventures, at a premium, all right, title and interest in, to and under the RP Note. Also, on April 24, 2024, Meridian BidCo LLC (“Bidco”), an affiliate of K1, made an unsolicited offer (the “Offer”) to purchase all of the issued and to be issued Ordinary Shares of the Company.

Effective immediately following the closing of the RP Note Acquisition, Michael Fanfant and Yakov Zubarev resigned as directors of the Company. Further, K1 appointed two directors, George Mansour and Jordan Wappler, to the Board on April 24, 2024. Mr. Mansour is a Partner at K1 and Mr. Wappler is Senior Vice President and Head of Legal at K1.
During the three month period ended June 30, 2024, the Company made no principal or interest payments to the note holder. During the nine month period ended June 30, 2024, the Company paid RP Ventures approximately $2.0 million, which included approximately $0.9 million related to principal and approximately $1.1 million of interest.

Note 11. Net Loss Per Share
The following potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because the impact of including them would have been anti-dilutive:

	Three and Nine Months Ended June 30,
	2024	2023
Warrants	16,351,314	16,351,314
Stock options	3,030,810	8,087,207
Restricted stock units	3,091,023	4,762,595
Total	22,473,147	29,201,116
Warrant, stock option and share information is presented in the table above and its accompanying paragraphs as of June 30, 2024 and 2023, as applicable.

Note 12. Accumulated Other Comprehensive Loss
The following summarizes accumulated other comprehensive loss for the nine months ended June 30, 2024 and 2023:

	Foreign Currency Translation	Net Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2022	$(11,482)	$2,177	$(9,305)
Other comprehensive income before reclassifications	1,887	—	1,887
Amounts reclassified from accumulated other comprehensive net loss	—	(2,177)	(2,177)
Net current period other comprehensive income (loss)	1,887	(2,177)	(290)
Balance at December 31, 2022	(9,595)	—	(9,595)
Other comprehensive loss	(1,220)	—	(1,220)
Net current period other comprehensive loss	(1,220)	—	(1,220)
Balance at March 31, 2023	(10,815)	—	(10,815)
Other comprehensive loss	(91)	—	(91)
Net current period other comprehensive loss	(91)	—	(91)
Balance at June 30, 2023	$(10,906)	$—	$(10,906)

Balance at September 30, 2023	$(10,120)	$—	$(10,120)
Other comprehensive loss	(145)	—	(145)
Net current period other comprehensive loss	(145)	—	(145)
Balance at December 31, 2023	(10,265)	—	(10,265)
Other comprehensive loss	(174)	—	(174)
Net current period other comprehensive loss	(174)	—	(174)
Balance at March 31, 2024	(10,439)	—	(10,439)
Other comprehensive loss	(45)	—	(45)
Net current period other comprehensive loss	(45)	—	(45)
Balance at June 30, 2024	$(10,484)	$—	$(10,484)
Note 13. Restructuring and other charges
On October 12, 2023, the Company announced its plan to better align its workforce with the needs of its business and to reduce the Company’s operating costs. The plan included a reduction of the Company’s workforce by approximately 84 individuals. During the three months ended March 31, 2024, the Company recorded an additional restructuring charge of approximately $0.5 million related to a reduction of the workforce of approximately 12 individuals. The total restructuring charge for the nine months ended June 30, 2024 was approximately $3.3 million, which was related primarily to headcount. The Company's restructuring was substantially completed in the third quarter of fiscal 2024.
The following table presents the changes in accrued restructuring and other charges for the nine months ended June 30, 2024:

June 30, 2024
(in thousands)
Balance, beginning of period	$—
Net charges	3,268
Cash payments	(3,216)
Balance, end of period	$52

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

Note 15. Subsequent Events
Tender Offer - Expiration and Acceptance
On April 24, 2024, Meridian BidCo LLC (“Bidco”), an affiliate of K1, made an unsolicited offer (the “Offer”) to purchase all of the issued and to be issued Ordinary Shares of the Company. As of 5:00 p.m. (New York City time) on July 23, 2024 (the “Expiration Time”), all remaining conditions to the Offer were satisfied, fulfilled or, to the extent permitted, waived. Accordingly, Bidco announced that the Offer became unconditional in all respects and was now closed to further acceptances with effect from the Expiration Time.

For acceptances that had been received which were valid and complete in all respects and not properly withdrawn prior to the Expiration Time, the cash consideration payable was settled in accordance with the terms of the Offer on July 25, 2024.

Bidco now intends to apply the provisions of Sections 456 to 460 of the Companies Act 2014 to acquire compulsorily, on the same terms as the Offer, any outstanding Ordinary Shares not acquired or agreed to be acquired pursuant to the Offer. On July 26, 2024, Bidco sent compulsory acquisition notices (the “Notices”) to those Company shareholders who did not accept the Offer (the “Non-Assenting Shareholders”). Following the expiration of 30 calendar days from the date of the Notices, which is expected to be August 25, 2024, unless a Non-Assenting Shareholder has applied to the Irish High Court and the Irish High Court orders otherwise, the Ordinary Shares held by Non-Assenting Shareholders will be acquired compulsorily by Bidco (without any action on the part of such shareholders) on the same terms as the Offer, on or about August 26, 2024.

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
To support our database solutions and increase customer satisfaction and retention, we provide professional services to aid our customers in making their applications on the MariaDB platform successful. Our services revenue accounted for 8.6% and 11.5%, respectively, of our total revenue during the three months ended June 30, 2024 and 2023 and 9.5% and 11.4%, respectively, of our total revenue during the nine months ended June 30, 2024 and 2023. We continue to invest in our professional service offerings as part of our customer retention and expansion strategy.
Our database solutions are used globally by organizations of all sizes across a broad range of industries. We currently offer our products in the (1) Americas, (2) Europe, the Middle East, and Africa (“EMEA”), and (3) Asia-Pacific (“APAC”). Our revenue from those regions constituted 43%, 38%, and 19%, respectively, of our revenue for the three months ended June 30, 2024, and 43%, 37%, and 20%, respectively, of our revenue for the three months ended June 30, 2023. Revenue from those regions constituted 44%, 37%, and 19%, respectively, of our revenue for the nine months ended June 30, 2024, and 46%, 36%, and 18%, respectively, of our revenue for the nine months ended June 30, 2023. We believe international expansion represents a meaningful opportunity to generate further demand for our solutions in international markets. We plan to invest in our operations internationally to reach new customers by expanding in targeted key geographies where we believe there are opportunities for significant return on investment.
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

As of June 30, 2024 and 2023, our key business metrics were as follows:

	As of June 30,
($ in thousands)	2024	2023(1)
Total Annual Recurring Revenue	$53,935	$49,498
Total Net Revenue Retention Rate	100%	106%
Customers	688	656
(1) Metrics presented for the period ended June 30, 2023 have been recalculated to reflect the revised metric definition. On October 12, 2023, the Company announced its restructuring plan to focus its attention on its core MariaDB Enterprise Server database product and better align its workforce with the needs of its business. Products not related to the core MariaDB Enterprise Server business, including SkySQL and Xpand, are no longer sold and the Company has implemented a plan to help existing customers migrate off these products. As a result of the restructuring plan, we changed the definition of ARR to exclude revenue from pay-as-you-go customers related to SkySQL and one-year and multi-year contracts relating to SkySQL and Xpand products, to only include revenue from contracts which have a contract start date on or before the ARR measurement date, and to only include revenue for up to 30 days after the subscription end date for a contract for customers who are actively negotiating renewal. As a result of the change in the definition of ARR, the net revenue retention rate as of June 30, 2023 presented above has also been recalculated using ARR under the Company’s revised methodology. Customers of our SkySQL and Xpand subscription products have also been removed from our number of customers as of June 30, 2023.

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

Results of Operations
The following table sets forth our Unaudited Condensed Consolidated Statements of Operations for the periods indicated (amounts stated in thousands):
Overview for the Three and Nine Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Subscription	$12,403	$11,539	$36,875	$34,837
Services	1,163	1,503	3,888	4,484
Total revenue	13,566	13,042	40,763	39,321
Cost of revenue:
Subscription	1,291	1,822	4,466	4,957
Services	1,260	1,866	3,681	5,315
Total cost of revenue	2,551	3,688	8,147	10,272
Gross profit	11,015	9,354	32,616	29,049
Operating expenses:
Research and development	5,729	8,668	14,931	27,415
Sales and marketing	4,511	6,290	13,202	20,465
General and administrative	8,494	6,631	17,029	18,850
Restructuring and other charges	26	—	3,268	—
Gain on divestitures	—	—	(799)	—
Total operating expenses	18,760	21,589	47,631	66,730
Loss from operations	(7,745)	(12,235)	(15,015)	(37,681)
Other (expense) income:
Interest expense	(893)	(307)	(5,371)	(821)
Change in fair value of warrant liabilities	(976)	1,807	(1,146)	5,835
Other income (expense), net	107	1,077	(422)	(1,531)
Loss before income taxes	(9,507)	(9,658)	(21,954)	(34,198)
Income tax (expense) benefit	—	(11)	160	(17)
Net loss	$(9,507)	$(9,669)	$(21,794)	$(34,215)
Comparison of the Three and Nine Months Ended June 30, 2024 and 2023
Revenue

	For the Three Months Ended June 30,		Change		For the Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				( in thousands)
Revenue
Subscription	$12,403	$11,539	$864	7.5%	$36,875	$34,837	$2,038	5.9%
Services	1,163	1,503	(340)	(22.6)%	3,888	4,484	(596)	(13.3)%
Total revenue	$13,566	$13,042	$524	4.0%	$40,763	$39,321	$1,442	3.7%

Subscription revenue
Subscription revenue increased by $0.9 million, or 7.5%, and $2.0 million, or 5.9%, from the three and nine months ended June 30, 2023 to the three and nine months ended June 30, 2024, respectively. The increase in subscription revenues for the three and nine months ended June 30, 2024 was primarily caused by volume-driven increases from new business, which includes new customers and additional subscriptions from existing customers. Our customer base grew from 656 customers as of June 30, 2023 to 688 customers as of June 30, 2024.
Services revenue
Services revenue decreased by $0.3 million, or 22.6%, and $0.6 million, or 13.3%, from the three and nine months ended June 30, 2023 to the three and nine months ended June 30, 2024, respectively, primarily due to a decline in delivery of enterprise architect services and remote database administration services.
Cost of revenue, Gross profit and Gross margin

	For the Three Months Ended June 30,		Change		For the Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	( in thousands)				(in thousands)
Cost of revenue
Subscription	$1,291	$1,822	$(531)	(29.1)%	$4,466	$4,957	$(491)	(9.9)%
Services	1,260	1,866	(606)	(32.5)%	3,681	5,315	(1,634)	(30.7)%
Total cost of revenue	$2,551	$3,688	$(1,137)	(30.8)%	$8,147	$10,272	$(2,125)	(20.7)%

Gross profit	$11,015	$9,354	$1,661	17.8%	$32,616	$29,049	$3,567	12.3%
Gross margin	81.2%	71.7%	NA	NA	80.0%	73.9%	NA	NA
Cost of subscription revenue
Cost of subscription revenue decreased by $0.5 million, or 29.1%, and $0.5 million, or 9.9%, from the three and nine months ended June 30, 2023 to the three and nine months ended June 30, 2024, respectively. The decrease in cost of subscription revenues for the three and nine months ended June 30, 2024 was primarily caused by a decrease in costs related to third-party tools, a decrease in third-party hosting infrastructure costs, and a decrease in personnel-related costs as a result of headcount reduction related to restructuring activities during Q1 and Q2 2024 (discussed below).
Cost of services revenue
Cost of services revenue decreased by $0.6 million, or 32.5%, and $1.6 million, or 30.7%, from the three and nine months ended June 30, 2023 to the three and nine months ended June 30, 2024, respectively. The decrease in cost of services revenues for the three and nine months ended June 30, 2024 was primarily due to a decrease in personnel-related costs as a result of headcount reduction related to restructuring activities during Q1 and Q2, 2024 (discussed below) and a decrease in third-party hosting infrastructure costs.
Gross margin
Our overall gross margin increased 9.5% to 81.2% and 6.1% to 80.0% during the three and nine months ended June 30, 2024 compared to the same periods in fiscal year 2023, primarily due to growth in subscription revenue and personnel-related cost savings realized pursuant to our restructuring plan announced in Q1 and Q2, 2024.

Operating expenses

	For the Three Months Ended June 30,		Change		For the Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				(in thousands)
Operating expenses
Research and development	$5,729	$8,668	$(2,939)	(33.9)%	$14,931	$27,415	$(12,484)	(45.5)%
Sales and marketing	4,511	6,290	(1,779)	(28.3)%	13,202	20,465	(7,263)	(35.5)%
General and administrative	8,494	6,631	1,863	28.1%	17,029	18,850	(1,821)	(9.7)%
Restructuring and other charges	26	—	26	NM	3,268	—	3,268	NM
Gain on divestitures	—	—	—	NM	(799)	—	(799)	NM
Total operating expenses	$18,760	$21,589	$(2,829)	(13.1)%	$47,631	$66,730	$(19,099)	(28.6)%
NM - Not meaningful.
Research and development
Research and development expense decreased by $2.9 million, or 33.9%, from $8.7 million for the three months ended June 30, 2023 to $5.7 million for the three months ended June 30, 2024. The decrease was primarily attributable to a $4.2 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), a $0.3 million decrease in professional service fees, and a $0.2 million decrease in other expenses, such as software costs, partially offset by a $1.8 million increase in third-party hosting infrastructure costs primarily due to losses recorded in the current period related to non-cancelable purchase commitments.
Research and development expense decreased by $12.5 million, or 45.5%, from $27.4 million for the nine months ended June 30, 2023 to $14.9 million for the nine months ended June 30, 2024. The decrease was primarily attributable to a $11.5 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), a $0.8 million decrease in professional service fees, and a $0.9 million decrease in other expenses, such as software costs and amortization of acquired intangible assets and depreciation, partially offset by a $0.7 million increase in third-party hosting and other infrastructure costs.
Sales and marketing
Sales and marketing expense decreased by $1.8 million, or 28.3%, from $6.3 million for the three months ended June 30, 2023 to $4.5 million for the three months ended June 30, 2024. The decrease was primarily attributable to a $1.2 million decrease in marketing expenses, a $0.2 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), and a $0.4 million decrease in other expenses, such as professional fees and technology-related costs.
Sales and marketing expense decreased by $7.3 million, or 35.5%, from $20.5 million for the nine months ended June 30, 2023 to $13.2 million for the nine months ended June 30, 2024. The decrease was primarily attributable to a $3.2 million decrease in marketing expenses, a $3.1 million decrease in personnel-related expenses as a result of headcount reduction related to restructuring activities (discussed below), and a $1.0 million decrease in other expenses, such as travel-related costs, professional fees, and technology-related costs.

General and administrative
General and administrative expense increased by $1.9 million, or 28.1%, from $6.6 million for the three months ended June 30, 2023 to $8.5 million for the three months ended June 30, 2024. The increase was primarily attributable to a $4.0 million charge in the current period of previously deferred legal fees and issuance costs related to the unsuccessful convertible preferred equity financing, partially offset by a $0.7 million decrease in personnel-related expenses, a $0.7 million decrease in professional fees, a $0.6 million decrease in legal expenses, and a $0.1 million decrease in other expenses, such as technology-related costs and bad debt expense.
General and administrative expense decreased by $1.8 million, or 9.7%, from $18.9 million for the nine months ended June 30, 2023 to $17.0 million for the nine months ended June 30, 2024. The decrease was primarily attributable to a $1.7 million decrease in professional service fees, a $1.3 million decrease in personnel-related expenses, a $1.3 million decrease in legal expense, a $0.9 million decrease in bad debt expense, and a $0.6 million decrease in other expenses, such as technology-related costs, partially offset by a $4.0 million charge in the current period of previously deferred legal fees and issuance costs related to the unsuccessful convertible preferred equity financing.

Restructuring and other charges
On October 12, 2023, the Company announced its plan to better align its workforce with the needs of its business and to reduce the Company’s operating costs. The plan included a reduction of the Company’s workforce by approximately 84 individuals. During the three months ended March 31, 2024, the Company recorded an additional restructuring charge of approximately $0.5 million related to a reduction of the workforce by approximately 12 individuals. The total restructuring charge for the nine months ended June 30, 2024 was approximately $3.3 million, which was related primarily to headcount. The Company's restructuring was substantially completed in the third quarter of fiscal 2024.
Gain on divestitures
During the nine months ended June 30, 2024, the Company recorded a gain on divestiture of approximately $0.8 million, respectively, primarily related to the Company's divestiture of its SkySQL and geospatial businesses. For additional information, Refer to Note 14, Divestitures to our Unaudited Condensed Consolidated Financial Statements.

Interest expense

	For the Three Months Ended June 30,		Change		For the Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	( in thousands)				( in thousands)
Interest expense	$(893)	$(307)	$(586)	190.9%	$(5,371)	$(821)	$(4,550)	554.2%

Interest expense increased by $0.6 million, or 190.9%, and $4.6 million, or 554.2%, from the three and nine months ended June 30, 2023 to the three and nine months ended June 30, 2024, respectively. The increase in interest expense for the three and nine months ended June 30, 2024 was primarily due to the increase in interest expense and amortization of debt issuance costs related to the issuance of a senior secured promissory note to RP Ventures LLC (“RP Ventures”) in the principal amount of $26.5 million during the quarter ending December 31, 2023. For additional information, Refer to Note 8, Debt to our Unaudited Condensed Consolidated Financial Statements. Further, the Company started selling certain designated trade account receivables based on factoring arrangements with a well-established factoring company in the current period and as a result, the Company recognized factoring related interest expense of approximately $0.1 million. For additional information, Refer to Note 2, Summary of Significant Accounting Policies to our Unaudited Condensed Consolidated Financial Statements.

Change in fair value of warrant liabilities

	For the Three Months Ended June 30,		Change		For the Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	( in thousands)				(in thousands)
Change in fair value of warrant liabilities	$(976)	$1,807	$(2,783)	NM	$(1,146)	$5,835	$(6,981)	NM
NM - Not meaningful.

Our warrant liabilities are remeasured at the end of each quarter to reflect changes in the fair value of warrant liabilities.

The change in fair value of warrant liabilities reflected a $1.0 million loss for the three months ended June 30, 2024, compared to $1.8 million of gain for the three months ended June 30, 2023. During the quarter ended June 30, 2024, the Company recorded a $1.0 million loss related to the increase in fair value associated with the Public and Private Warrants primarily as a result of the increase in the Company’s stock price from March 31, 2024 to June 30, 2024.

The change in fair value of warrant liabilities reflected a $1.1 million loss for the nine months ended June 30, 2024, compared to $5.8 million of gain for the nine months ended June 30, 2023. During the nine months ended June 30, 2024, the Company recorded a $1.1 million loss related to the increase in fair value associated with the Public and Private Warrants primarily as a result of the increase in the Company’s stock price from September 30, 2023 to June 30, 2024.

For additional information, Refer to Note 4, Warrants to our Unaudited Condensed Consolidated Financial Statements.
Other income (expense), net

	For the Three Months Ended June 30,		Change		For the Nine Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%

	(in thousands)				( in thousands)
Other income (expense), net	$107	$1,077	$(970)	NM	$(422)	$(1,531)	$1,109	NM
NM - Not meaningful.
Other income (expense), net decreased by $1.0 million and increased by $1.1 million from the three and nine months ended June 30, 2023 to the three and nine months ended June 30, 2024, respectively, primarily due to currency exchange gains or losses related to transactions denominated in various foreign currencies.
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
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net loss before (1) interest expense, (2) income tax expense or benefit, (3) depreciation and amortization, (4) stock-based compensation, (5) change in fair value of warrant liabilities, (6) other income (expense), net, (7) net costs associated with discontinued products pursuant to the Company's October 2023 restructuring plan, (8) the current period charge of previously deferred legal fees and issuance costs related to the unsuccessful convertible preferred equity financing, and any other one-time non-recurring transaction amounts impacting the statement of operations during the relevant period. We believe that Adjusted EBITDA is useful to investors and other users of our financial statements in evaluating our operating performance because it provides them with an additional tool to compare business performance across periods. Our management uses Adjusted EBITDA to assess our operating performance and to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that Adjusted EBITDA, when considered together with our GAAP financial results, provides meaningful supplemental information regarding our operating performance by excluding certain items that may not be indicative of our business, results of operations or outlook, such as the impact of our capital structure (primarily interest charges) and asset base (primarily depreciation and amortization), items outside the control of the management team (taxes), expenses that do not relate to our core operations, and other non-cash items, including stock-based compensation, unrealized gains and losses related to foreign currency translation (included in other income (expense), net), and change in fair value of warrant liabilities. We consider Adjusted EBITDA to be an important measure because it helps illustrate underlying trends in our business and our historical operating performance on a more consistent basis.
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

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Net Loss	$(9,507)	$(9,669)	$(21,794)	$(34,215)
Adjustments:
Interest expense	893	307	5,371	821
Income tax (expense) benefit	—	11	(160)	17
Depreciation and amortization	16	134	76	508
Stock-based compensation	296	724	479	1,581
Change in fair value of warrant liabilities	976	(1,807)	1,146	(5,835)
Other income (expense), net	(107)	(1,077)	422	1,531
Restructuring and other charges	26	—	3,268	—
Gain on divestitures	—	—	(799)	—
Costs associated with discontinued products, net	2,966	—	4,484	—
Charge of previously deferred legal fees and issuance costs	$3,976	$—	$3,976	$—
Adjusted EBITDA	$(465)	$(11,377)	$(3,531)	$(35,592)

Net Loss Margin	(70.1)%	(74.1)%	(53.5)%	(87.0)%
Adjusted EBITDA Margin	(3.4)%	(87.2)%	(8.7)%	(90.5)%
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
As of June 30, 2024, our primary sources of liquidity are from the collection of proceeds from the subscriptions of customers and cash generated from financing activities. On October 10, 2023, we entered into a senior secured debt financing transaction with RP Ventures pursuant to which we raised gross proceeds of $26.5 million. Net proceeds were $7.7 million after repayment of the Term Loan and payment of the debt issuance costs.
The Company incurred negative cash flow from operations of $10.6 million during the nine months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $271.2 million.
As of June 30, 2024, we had $1.1 million in cash and cash equivalents. We are currently seeking financing, as we do not believe our existing cash and cash equivalents, cash provided by sales of database subscriptions, and sales of our services will be sufficient to meet our projected operating requirements (including capital expenditures and the repayment of the remaining principal and related interest of the RP Note that was due in January 2024) over the next 12 months following the date on which the Unaudited Condensed Consolidated Financial Statements were issued (August 14, 2024), and may potentially not meet our short-term and long-term working capital needs. Our future capital requirements may depend on many factors, including our subscription revenue growth rate, subscription renewals, billing timing and frequency, the timing and extent of spending to support development, expansion of sales and marketing activities, increased costs associated with being a public company, the need for necessary technology investment, the operating and controls infrastructure to support our business and compliance, the introduction of new and enhanced database features and functionality, and the continued market adoption of our database solutions. We may in the future pursue acquisitions of businesses, technologies, assets and talent, which may also require additional capital.
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
Deferred Revenue
As of June 30, 2024, we had total deferred revenue of $43.9 million, of which $11.8 million was related to refundable customer deposits. As of June 30, 2024, the remaining performance obligations were $62.9 million, and we expect to recognize revenue on approximately 47.4% of these remaining performance obligations over the next 12 months. Our subscription contracts are recognized ratably over the contract terms; accordingly, the majority of our noncurrent remaining performance obligation is expected to be recognized in the next 13 to 36 months, with the remainder recognized thereafter.
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

During the three month period ended June 30, 2024, the Company made no principal or interest payments to the note holder. During the nine month period ended June 30, 2024, the Company paid the note holder approximately $2.0 million which included approximately $0.9 million related to principal and approximately $1.1 million of interest.

For additional information on the terms of the First Amendment and the Forbearance Agreement, refer to Note 8, Debt to our Unaudited Condensed Consolidated Financial Statements.

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
Cash Flows
The following table presents a summary of our cash flows for the nine months ended June 30, 2024 and 2023:

	For the Nine Months Ended June 30,
	2024	2023
Net cash provided by (used in)	( in thousands)
Operating activities	$(10,574)	$(26,763)
Investing activities	$—	$25,886
Financing activities	$7,796	$8,078
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
For the nine months ended June 30, 2024, cash used in operating activities was $10.6 million, primarily consisting of our net loss of $21.8 million, adjusted for non-cash charges of $7.7 million and net cash inflows of $3.5 million related to changes in our operating assets and liabilities. Non-cash charges included $3.1 million of non-cash interest expense, including amortization of debt issuance costs, $1.4 million of amortization of deferred commissions, $1.1 million of change in fair value of warrant liability, $0.9 million of restructuring and other charges, $0.9 million of foreign currency loss, net, and $1.2 million of other normal recurring non-cash charges, offset by $0.9 million related to gain on divestitures. The main driver of the changes in operating assets and liabilities was a result of an increase in accounts payable and accrued expense and a decrease in accounts receivable, offset by a corresponding increases in other current assets and other noncurrent assets and a decrease in deferred revenue.

For the nine months ended June 30, 2023, cash used in operating activities was $26.8 million, primarily consisting of our net loss of $34.2 million, adjusted for non-cash income of $0.4 million and net cash inflows of $7.8 million related to changes in our operating assets and liabilities. Non-cash income included $1.4 million of unrealized foreign currency losses and $5.0 million of other normal recurring non-cash charges, offset by a change in the fair value of warrant liabilities of $5.8 million and non-cash investment income of $0.9 million. The main driver of the changes in operating assets and liabilities was a result of an increase in deferred revenue, offset by a corresponding increases in accounts receivable, other current assets, and other noncurrent assets, and a decrease in accounts payable and accrued expenses.
Investing activities
There was no cash provided (used by) investing activities for the nine months ended June 30, 2024.

Cash provided by investing activities during the nine months ended June 30, 2023 was $25.9 million, resulting primarily from the sale of remaining short-term investments.
Financing activities
Cash provided by financing activities for the nine months ended June 30, 2024 totaled $7.8 million and primarily consisted of net proceeds received from RP Ventures of $24.7 million, partially offset by the repayment of the Term Loan of $16.0 million and repayments of the RP Note of $0.9 million.
Cash provided by financing activities for the nine months ended June 30, 2023 totaled $8.1 million and consisted of proceeds received from the Business Combination of $10.5 million, proceeds received from the exercise of warrants of $2.9 million, and proceeds from the exercise of stock options of $0.7 million, offset by payment of offering costs of $5.4 million, settlement of warrant liabilities of $0.4 million relating to warrant rights redeemed, and repayment of borrowings of $0.1 million.
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
Our significant accounting policies are fully described in Note 2 of Part II, Item 8 in our Annual Report on Form 10-K for the year ended September 30, 2023. There have been no material changes to the Company’s significant accounting policies since the fiscal year 2023 Form 10-K.

Recent Accounting Pronouncements
For more information, Refer to Note 2 to our Consolidated Financial Statements as of and for the year ended September 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Credit, Interest Rate, and Foreign Currency Exchange Risk
Credit Risk
Generally, we have been able to collect our accounts receivable in the ordinary course of business. We do not hold any collateral to secure payment from customers. We have established policies and procedures relating to customer credit risk.
As of June 30, 2024, two customers accounted for 38.9% of the total balance of accounts receivable, net. As of September 30, 2023, one customer accounted for 10.5% of the total balance of accounts receivable, net. Based upon performing ongoing credit evaluations and our past collection experience, we believe that the receivable balance concentrated in two customers as of June 30, 2024 does not represent a significant credit risk, although we continue to actively monitor creditworthiness and economic conditions that may affect our customer's business and access to capital. Further, we are monitoring the current global economic conditions, including credit markets and other factors, as they relate to our customers in order to manage the risk of uncollectible accounts receivable.
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents of $1.1 million. Currently, these funds are held in cash accounts. Currently, we have little exposure to market risk due to fluctuations in interest rates but may in the future depending on our cash management strategy. The rate of interest on our RP Note that was disbursed on October 10, 2023 is not tied to fluctuations in interest rates; therefore, any change in market rates is not expected to impact the current interest rate on the RP Note.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, and have concluded that because of the material weaknesses in our internal control over financial reporting, as discussed in Part II, Item 9A under the caption “Controls and Procedures” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 29, 2023 and amended on January 29, 2024 (“2023 Annual Report”), these controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
Refer to Note 7, Commitments and Contingencies to our Unaudited Condensed Consolidated Financial Statements for information regarding legal proceedings and other similar matters in which we may be involved from time to time, which applicable information is incorporated herein.
Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Risk factors that affect our business and financial results are discussed in Part I, Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on December 29, 2023 and amended on January 29, 2024 (“2023 Annual Report”), in Part II, Item 1A under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, subject to the updates as set forth below (“2024 Q1 Report”) and in Part II, Item 1A under the caption “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, subject to the updates as set forth below (“2024 Q2 Report”). You should consider the following risks and those described in the 2023 Annual Report, the 2024 Q1 Report and the 2024 Q2 Report, together with all other information in this report, including our unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2024 and related notes included elsewhere in this report ("Consolidated Financial Statements"). These risks and uncertainties, some of which have occurred and any of which may occur in the future, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and prospects. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business, financial condition, results of operations, cash flows, and prospects. Other than the risk factors set forth below and in the 2024 Q1 Report and 2024 Q2 Report, there have been no material changes to the risk factors described in our 2023 Annual Report.

Risks Related to the Buy Out

Completion of the Buy Out is subject to certain conditions. Failure to complete the Buy Out could have material adverse effects on our business, financial condition and results of operations.

On July 26, 2024, Bidco sent compulsory acquisition notices (the “Notices”) to those Company shareholders who did not accept the Offer (the “Non-Assenting Shareholders”). Following the expiration of 30 calendar days from the date of the Notices, which is expected to be August 25, 2024, unless a Non-Assenting Shareholder has applied to the Irish High Court and the Irish High Court orders otherwise, the shares of MariaDB held by Non-Assenting Shareholders will be acquired compulsorily by Bidco (without any action on the part of such shareholders) on the same terms as the Offer, on or about August 26, 2024.

If the Buy Out is not settled within the expected time frame or at all, we may be subject to a number of material risks and our financial results and operations may be materially adversely affected. Our share price may fluctuate significantly based on announcement by Bidco, other third parties or us regarding the Buy Out.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference				Filed/ Furnished with This Report
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date
3.1	Amended MariaDB Memorandum and Articles of Association	8-K	001-41571	3.1	12/22/2022
10.7#	Amendment No.1 to Employment Agreement by and between MariaDB USA, Inc. and Paul O’Brien, dated May 30, 2024	8-K	001-41571	10.1	5/31/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)					X
# Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARIADB PLC

Date: August 14, 2024	By:	/s/ Paul O’Brien
	Name:	Paul O’Brien
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Conor McCarthy
	Name:	Conor McCarthy
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)